Form 10-Q
period 1994-09-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1994-11-10
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-9541
                       -------

                     BALCOR EQUITY PROPERTIES LTD.-VIII
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Illinois                                      36-3011615
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                  (Unaudited)

                                    ASSETS
                                                  1994            1993
                                             -------------   -------------

Cash and cash equivalents                    $    653,901    $    591,618
Escrow deposits                                   573,841         685,647
Escrow deposits - restricted                       83,556         191,502
Accounts and accrued interest receivable           86,066
Wrap-around note receivable                     1,792,575       1,792,575
Deferred gain on sale                            (286,462)       (286,462)
Deferred expenses, net of accumulated
  amortization of $79,934 in 1994 and
  $39,557 in 1993                                 516,648         557,025
                                             -------------   -------------
                                                3,420,125       3,531,905
                                             -------------   -------------
Investment in real estate, at cost:
  Land                                          1,325,898       1,325,898
  Buildings and improvements                   20,518,019      20,457,885
                                             -------------   -------------
                                               21,843,917      21,783,783
  Less accumulated depreciation                10,635,745      10,145,304
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     11,208,172      11,638,479
                                             -------------   -------------
                                             $ 14,628,297    $ 15,170,384
                                             =============   =============


                       LIABILITIES AND PARTNERS' CAPITAL


Loans payable - affiliate                                    $    417,775
Accounts payable                             $     40,863          54,703
Due to affiliates                                  89,863          37,411
Accrued liabilities, principally
  real estate taxes                               401,826         534,542
Security deposits                                 106,721         116,151
Purchase price and mortgage notes payable      15,346,178      15,419,064
                                             -------------   -------------
      Total liabilities                        15,985,451      16,579,646

Partners' capital (30,005 Limited
  Partnership Interests issued and
  outstanding)                                 (1,357,154)     (1,409,262)
                                             -------------   -------------
                                             $ 14,628,297    $ 15,170,384
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                  1994            1993
                                             -------------   -------------
Income:
  Rental and service                         $  4,289,399    $  3,926,566
  Interest on short-term investments               21,019          11,316
                                             -------------   -------------
      Total income                              4,310,418       3,937,882
                                             -------------   -------------
Expenses:
  Interest on purchase price and
    mortgage notes payable                      1,098,760       1,050,395
  Interest on short-term loans
    from affiliate                                  5,773          29,080
  Depreciation                                    490,441         482,971
  Amortization of deferred expenses                40,377          19,401
  Property operating                            1,752,887       1,731,566
  Real estate taxes                               396,323         359,414
  Property management fees                        215,512         194,300
  Administrative                                  258,237         194,870
                                             -------------   -------------
      Total expenses                            4,258,310       4,061,997
                                             -------------   -------------
Net income (loss)                            $     52,108    $   (124,115)
                                             =============   =============
Net income (loss) allocated to
  General Partner                            $        521    $     (1,241)
                                             =============   =============
Net income (loss) allocated to
  Limited Partners                           $     51,587    $   (122,874)
                                             =============   =============
Net income (loss) per Limited Partnership
  Interest (30,005 issued and outstanding)   $       1.72    $      (4.09)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)

                                                  1994            1993
                                             -------------   -------------
Income:
  Rental and service                         $  1,466,902    $  1,386,778
  Interest on short-term investments                6,087           4,429
                                             -------------   -------------
      Total income                              1,472,989       1,391,207
                                             -------------   -------------
Expenses:
  Interest on purchase price and
    mortgage notes payable                        365,611         368,179
  Interest on short-term loans
    from affiliate                                    578           4,352
  Depreciation                                    159,564         160,991
  Amortization of deferred expenses                13,459          12,133
  Property operating                              741,492         657,913
  Real estate taxes                               132,980         119,638
  Property management fees                         72,640          67,625
  Administrative                                   75,842          66,510
                                             -------------   -------------
      Total expenses                            1,562,166       1,457,341
                                             -------------   -------------
Net loss                                     $    (89,177)   $    (66,134)
                                             =============   =============
Net loss allocated to General Partner        $       (892)   $       (661)
                                             =============   =============
Net loss allocated to Limited Partners       $    (88,285)   $    (65,473)
                                             =============   =============
Net loss per Limited Partnership Interest
  (30,005 issued and outstanding)            $      (2.94)   $      (2.18)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                  1994            1993
                                             -------------   -------------
Operating activities:
  Net income (loss)                          $     52,108    $   (124,115)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation of properties                  490,441         482,971
      Amortization of deferred expenses            40,377          19,401
      Net change in:
        Escrow deposits - unrestricted            111,806        (271,973)
        Escrow deposits - restricted              (33,036)        (20,991)
        Accounts receivable                       (86,066)
        Accounts payable                          (13,840)        (66,382)
        Due to affiliates                          52,452         (10,951)
        Accrued liabilities                      (132,716)        217,447
        Security deposits                          (9,430)         12,509
                                             -------------   -------------
  Net cash provided by
    operating activities                          472,096         237,916
                                             -------------   -------------
Investing activities:
  Additions to properties                         (60,134)        (87,677)
                                             -------------   -------------
  Cash used in investing activities               (60,134)        (87,677)
                                             -------------   -------------
Financing activities:
  Proceeds from issuance of mortgage
    notes payable                                              12,350,000
  Repayments of mortgage notes payable                        (10,025,572)
  Repayment of loans payable - affiliate         (417,775)     (1,371,423)
  Principal payments on purchase price
    and mortgage notes payable                    (72,886)       (109,054)
  Funding of repair escrows                                      (235,277)
  Disbursements from escrow
    deposits - restricted                         140,982          62,383
  Payment of deferred expenses                                   (474,277)
                                             -------------   -------------
  Net cash used in or provided by
    financing activities                         (349,679)        196,780
                                             -------------   -------------
Net change in cash and cash equivalents            62,283         347,019
Cash and cash equivalents at beginning
  of period                                       591,618          27,150
                                             -------------   -------------
Cash and cash equivalents at end of period   $    653,901    $    374,169
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. This reclassification has not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred and paid interest expense on purchase price and mortgage notes payable of $1,098,760 and $1,050,395, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees           $212,847   $71,558      $25,011
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       35,398    22,793       23,236
        Data processing                  10,335     4,965       12,638
        Investor communications          13,293     8,560        7,220
        Legal                             4,556     2,934        3,579
        Portfolio management             17,506    10,051       15,368
        Other                             5,825     3,751        2,811

As of December 31, 1993, the Partnership had short-term loans outstanding of $417,775 from the General Partner, which were repaid during the nine months ended September 30, 1994. The Partnership incurred interest expense of $5,773 and $29,080 and paid interest expense of $7,801 and $37,439 during the nine months ended September 30, 1994 and 1993, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs.

                       BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. Eight of these properties have been sold or have had title relinquished through foreclosure. The Partnership continues to operate the five remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

During 1994, the Partnership's properties experienced overall improvements in net operations which was the primary reason the Partnership recognized net income for the nine months ended September 30, 1994 when compared to a net loss for the same period in 1993. However, increased property operating expenses at the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes during the quarter ended September 30, 1994 caused the Partnership to recognize a higher net loss for the quarter when compared to the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- ---------------------

Rental rates and/or average occupancy levels increased at all of the Partnership's five properties resulting in increases in rental and service income and property management fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Due to higher average cash balances and higher interest rates earned on short-term investments, interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The outstanding short-term loans from the General Partner were largely repaid during late 1993 and completely repaid during 1994, resulting in a decrease in interest expense on short-term loans during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The Partnership incurred refinancing fees in connection with the May 1993 mortgage loan refinancings on the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes which are amortized over the lives of the respective loans. As a result, amortization of deferred expenses increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Property operating expense increased during the quarter ended September 30, 1994 as compared to the same period in 1993 primarily due to an increase in consultant fees incurred in appealing the real estate tax assessments at the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes.

As a result of increased property assessments received from taxing authorities at the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes, real estate tax expense increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. This increase was partially offset by a decrease in real estate taxes at the Greentree Village Apartments due to a reduced property assessment.

Increased accounting fees and data processing costs resulted in an increase in administrative expenses during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.


Liquidity and Capital Resources
- -------------------------------

The cash or near cash position of the Partnership increased by approximately $60,000 as of September 30, 1994 when compared to December 31, 1993. Operating activities consisted primarily of cash flow generated from property operations, which was partially offset by the payment of administrative expenses. This cash flow was partially used to fund investing activities relating to property improvements on the Cedar Creek - Phases I and II apartment complexes, and financing activities, which included repayment of the short-term loans from the General Partner and principal payments on purchase price and mortgage notes payable. Financing activities also included the receipt of funds released from the restricted escrow accounts of the Greentree Village apartment complex.

As of September 30, 1994, the Partnership had repaid its loans from the General Partner in connection with funds advanced for working capital purposes. The loans were repaid with available cash flow from property operations.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the nine months ended September 30, 1994, four of the Partnership's five properties generated positive cash flow after debt service as compared to all five properties generating positive cash flow during the same period in 1993. The Walnut Hills - Phase I Apartments generated a marginal cash flow deficit in 1994 primarily due to an increase in roof repair expense and increased debt service payments caused by an increase in the outstanding loan balance resulting from the 1993 refinancing.

While the cash flow of the Partnership's properties has improved, the General Partner continues to pursue actions aimed at further improving property operating performance and seeking rent increases where market conditions allow. In addition, the General Partner is reviewing the possibility of selling the remaining properties. However, given certain restrictions on the existing mortgage loans collateralized by the properties, this action would not be possible until mid 1995.

The Partnership retained a 21.6% interest in the wrap-around note receivable (the "Note") previously received by the Partnership as a portion of the selling price of the Sherwood Lake Apartments. The purchaser of the property was unable to make the balloon payment due under the Note at maturity in June 1991 and in November 1991 filed for protection under the U.S. Bankruptcy Code. In December 1993, a liquidation plan was confirmed by the bankruptcy court. The plan allows the purchaser until December 1994 to complete a sale or refinancing of the property. The plan also requires that such sale or refinancing provide proceeds sufficient to pay secured creditors $14,700,000, plus $35,000 for each month commencing January 1994 through the earlier of December 1994 or the completion of the sale or refinancing. If the property is sold or refinanced upon these terms, the Partnership will recover all amounts due to it. In the event that the purchaser does not sell or refinance the property by December 30, 1994, the property will be conveyed to the majority participant on the loan, subject to all mortgage liens. Upon a sale of the property by the majority participant, the Partnership will not receive any proceeds until the majority participant receives all amounts due under the Note and participation agreement.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's successful efforts to obtain refinancing of existing loans with new lenders, the Partnership has no third-party financing which matures prior to 2002.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                       BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a) Exhibits:

(4) Certificate of Limited Partnership set forth as Exhibit 4 to Amendment
No. 2 to the Registrant's Registration Statement on Form S-11 dated
February 26, 1980 (Registration No. 2-63821) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-9541) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PROPERTIES LTD.-VIII

                              By: /s/ Thomas E. Meador
                                  ----------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of BRI
                                  Partners-79, the General Partner

                              By: /s/ Allan Wood
                                  ----------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of BRI
                                  Partners-79, the General Partner



Date: November 10, 1994
      -----------------