Form 10-K
period 1994-12-31
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1995-03-28
CIK 310614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-9541
                       -------

                        BALCOR EQUITY PROPERTIES LTD.-VIII
             ------------------------------------------------------
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
(Address of principal executive offices)                 (Zip Code)
Registrant's telephone number, including area code (708) 677-2900
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Equity Properties Ltd.-VIII (the "Registrant") is a limited partnership formed in 1979 under the laws of the State of Illinois. The Registrant raised $30,005,000 from sales of Limited Partnership Interests. The Registrant's operations currently consist exclusively of investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire thirteen real property investments. The Registrant has since disposed of eight of these properties. The Registrant currently owns the five remaining properties described under Item 2. Properties.

During 1994, the Registrant received $2,200,000 representing its participation in the wrap-around note receivable previously received as a portion of the selling price of the Sherwood Lake Apartments. See Item 3. Legal Proceedings and Item 7. Liquidity and Capital Resources for additional information.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. Four of the Registrant's five properties generated positive cash flow, while one property generated a marginal cash flow deficit during 1994. See Item 7. Liquidity and Capital Resources.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the assets originally described in the Prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties. The General Partner is currently performing an analysis of the Registrant's portfolio to determine a disposition strategy for the remaining assets. This analysis will determine the remaining holding period for the Registrant's assets as well as provide a basis for future distributions. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

The Registrant, by virtue of its ownership of real estate is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of BRI Partners-79, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------

As of December 31, 1994, the Registrant owns the five properties described below:

Location                      Description of Property
- --------                      -----------------------

San Antonio, Texas            Cedar Creek Apartment Complex - Phase I: a
                              176-unit apartment complex located on
                              approximately five acres.

San Antonio, Texas            Cedar Creek Apartment Complex - Phase II: a
                              216-unit apartment complex located on
                              approximately six acres.

Colorado Springs, Colorado    Greentree Village Apartment Complex: a 216-unit
                              apartment complex located on approximately eight acres.

San Antonio, Texas            Walnut Hills Apartment Complex - Phase I: a
                              192-unit apartment complex located on
                              approximately eight acres.

San Antonio, Texas            Walnut Hills Apartment Complex - Phase II: a
                              232-unit apartment complex located on
                              approximately eight acres.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

Each of the above properties is held subject to various mortgages and other forms of financing.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

Sherwood Lakes Apartments
- -------------------------

In January 1988, the Registrant sold to ITT Commercial Finance Corp. ("ITT") a 78.4% interest in the $16,000,000 wrap-around mortgage note (the "Note") previously received by the Registrant from the purchaser ("Purchaser") as a portion of the sale price of Sherwood Lake Apartments. The Registrant retained a 21.6% junior interest in the Note pursuant to the terms of a participation agreement.

In June 1991, the Note matured and the Purchaser failed to pay the amount due under the Note. ITT did not make the required payment to the holder of the underlying second mortgage wrap note ("Second Note") which also matured and, in September 1991, the holder of the Second Note commenced foreclosure proceedings in the Circuit Court, Lake County, Indiana, Jim P. Koufos et al. vs. Sherwood Lake Associates, Ltd. Partnership, et al., Case No.: 45 CO 19109 CP 02085.

In November 1991, the Purchaser filed for protection under Chapter 11 of the U.
S. Bankruptcy Code in the U.S. Bankruptcy Court, Northern District of Indiana, Hammond Division at Gary, Case No. 91-62140, In re Sherwood Lake Associates, Ltd. Partnership, which stayed the foreclosure proceedings. A joint liquidation plan ("Plan") was confirmed by the Bankruptcy Court in December 1993 which allowed the Purchaser until December 30, 1994 to complete a sale or refinancing of the property. On November 18, 1994, the Purchaser completed a refinancing of the property and the Registrant received $2,200,000 from the proceeds. The repayment consisted of the Registrant's share of the principal balance of the note of $1,792,575 and interest income of $407,425. The foreclosure suit, in which the Registrant was a defendant, is expected to be dismissed during the first half of 1995.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding distributions, see Item 7. Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 3,333.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------
Total income        $6,175,042  $5,290,545  $5,336,906  $5,129,643  $5,161,547
Income (loss)
  before gains
  on sales of
  property, loss
  on prepayment
  of note
  receivable
  and extra-
  ordinary
  item                 414,158    (327,499)   (567,448)   (679,607)   (782,370)
Net income (loss)      700,620    (327,499)     31,753    (679,607)   (704,788)
Net income (loss)
  per Limited Part-
  nership Interest       23.12      (10.81)       1.05      (22.42)     (23.25)
Total assets        15,387,316  15,170,384  14,278,492  16,312,664  16,211,899
Mortgage notes
  payable           15,320,720  15,419,064  13,226,872  14,570,999  12,866,457

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

During 1994, Balcor Equity Properties Ltd. - VIII (the "Partnership") received a repayment of its interest in the Sherwood Lake Apartments wrap-around note receivable and the Partnership's properties experienced overall improvements in net operations. These were the primary reasons the Partnership recognized net income during 1994 as compared to a net loss during 1993.

During December 1992, title to the Barcelona Apartments was conveyed to an unaffiliated party, subject to the existing mortgage loan. In addition, during 1993 certain of the Partnership's remaining properties had an overall improvement in net operations as compared to 1992. As a result, the Partnership recognized net income during 1992 as compared to a net loss during 1993. Further discussion of the Partnership's operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

Rental rates and/or average occupancy levels increased at all of the Partnership's five properties resulting in increases in rental and service income and property management fees during 1994 as compared to 1993.

Due to higher average cash balances, primarily from the Sherwood Lakes repayment and higher interest rates earned on short-term investments, interest income on short-term investments increased during 1994 as compared to 1993.

During November 1994, the Sherwood Lake Apartments wrap-around note receivable was repaid. As a result of this repayment, the Partnership recognized interest income on wrap-around note receivable and the previously deferred gain on sale of property. No interest income was recognized in 1993 since the wrap-around note receivable had been placed on non-accrual status and, consistent with the Partnership's accounting policies, income is recorded only as cash payments are received from the purchaser.

The outstanding short-term loans from the General Partner were repaid during 1994, resulting in a decrease in interest expense on short-term loans during 1994 as compared to 1993.

The Partnership incurred refinancing fees in connection with the May 1993 mortgage loan refinancings on the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes which are amortized over the term of the respective loan agreements. As a result, amortization of deferred expenses increased during 1994 as compared to 1993.

Primarily due to repairs in 1993 required by the new mortgage holders as a condition of the refinancings of Cedar Creek - Phases I and II and Walnut Hills
- - Phases I and II, maintenance and repairs expense decreased during 1994 as compared to 1993.

Increased accounting and portfolio management fees and data processing costs resulted in an increase in administrative expenses during 1994 as compared to 1993.

1993 Compared to 1992
- ---------------------

The disposition of the Barcelona Apartments in December 1992 caused decreases in rental and service income, interest on mortgage notes payable, depreciation, property operating expenses, maintenance and repairs expenses, real estate taxes and property management fees during 1993 as compared to 1992. The decreases resulting from this property disposition were offset by or in addition to other activity described below.

Higher rental rates at all of the Partnership's remaining five properties resulted in increases in rental and service income and property management fees at these properties during 1993. This partially offset the decreases relating to the disposition of the Barcelona Apartments.

During 1993, the Partnership completed the refinancings of the mortgage loans on the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes. As a result of the refinancings the Partnership was able to borrow funds in excess of the previous loans. The excess funds were used to repay a portion of the General Partner debt which resulted in lower short-term interest expense during 1993. However, the increased loan balances resulted in increased interest expense on mortgage notes payable during 1993.

Lower interest rates on short-term loans, as well as a reduction in the amount of outstanding debt, resulted in a decrease in interest expense on short-term loans during 1993 as compared to 1992.

The Partnership incurred refinancing fees in connection with the May 1993 mortgage loan refinancings on the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes which are amortized over the life of the respective loans. As a result, amortization of deferred expenses increased during 1993 as compared to 1992.

Increased payroll and utilities expenses at the Greentree Village apartment complex during 1993 as compared to 1992 partially offset the decrease in property operating expenses caused by the disposition of the Barcelona Apartments.

The decrease in maintenance and repair expenses during 1993 as compared to 1992 was primarily caused by the disposition of the Barcelona Apartments and exterior painting expenditures incurred on the Cedar Creek - Phases I and II apartment complexes during 1992. However, apartment interior upgrade expenditures at the Greentree Village and Walnut Hills - Phases I and II apartment complexes during 1993 partially offset this decrease.

Increases in 1993 assessed property valuations received from taxing authorities on the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes resulted in an overall increase in real estate tax expense during 1993 as compared to 1992. These increases were partially offset by the property disposition discussed earlier.

During 1993 the Partnership incurred higher accounting and investor communications fees which resulted in an increase in administrative expenses during 1993 as compared to 1992. However, these increases were partially offset by a decrease in portfolio management fees.

The Partnership recognized an extraordinary gain on foreclosure of investment property of $599,201 in connection with the December 1992 foreclosure of the Barcelona Apartments located in Colorado Springs, Colorado.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased as of December 31, 1994 when compared to December 31, 1993. Operating activities consisted primarily of cash flow generated from property operations, which was partially offset by the payment of administrative expenses. Investing activities consisted of its share of the proceeds from the Sherwood Lake wrap-around note receivable and property improvements on the Cedar Creek - Phases I and II apartment complexes. Financing activities consisted of repayment of the short-term loans from the

General Partner, principal payments on mortgage notes payable, and the receipt of funds released from restricted escrow accounts.

As of December 31, 1994, the Partnership had repaid all loans from the General Partner. The loans were repaid with available cash flow from property operations.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994, four of the Partnership's five properties generated positive cash flow after debt service as compared to all five properties generating positive cash flow during 1993. The Walnut Hills - Phase I Apartments generated a marginal cash flow deficit in 1994 primarily due to increased debt service payments caused by an increase in the outstanding loan balance resulting from the 1993 refinancing. On a combined basis, Walnut Hills Phase I and Phase II apartment complexes generated positive cash flow after debt service payments.

While the cash flow of the Partnership's properties has improved, the General Partner continues to pursue actions aimed at further improving property operating performance and seeking rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of the Partnership's properties ranged from 90% to 96%.

The Partnership retained a 21.6% interest in the wrap-around note receivable previously received by the Partnership as a portion of the selling price of the Sherwood Lake Apartments. The purchaser of the property was unable to make the balloon payment due under the note at maturity in June 1991 and in November 1991 filed for protection under the U.S. Bankruptcy Code. In December 1993, a liquidation plan was confirmed by the bankruptcy court. In November 1994, the Partnership received $2,200,000 representing its participation in the wrap-around note. The repayment consisted of the Partnership's share of the principal balance of the note of $1,792,575 and interest income of $407,425.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 4 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates and other terms related to each of these mortgage loans. As a result of the General Partner's efforts to obtain refinancing of existing loans with new lenders, the Partnership has no third-party financing which matures prior to 2002.

To date, investors have received distributions of Net Cash Receipts of $125.00 and Net Cash Proceeds of $82.50, totaling $207.50 per $1,000 Interest, as well as certain tax benefits. The General Partner is currently performing an analysis of the Partnership's portfolio to determine a disposition strategy for the remaining assets. This analysis will determine the remaining holding period for the Partnership's assets as well as provide a basis for future distributions. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The

General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statements Schedule.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax return is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ----------   -----------     --------

Total assets          $15,387,316  $17,613,469   $15,170,384  $18,111,315

Partners' (deficit)
  capital accounts:
    General Partner      (225,399)    (220,802)     (232,405)    (569,907)
    Limited Partners     (483,243)   1,738,312    (1,176,857)   2,101,018
Net income (loss):
    General Partner         7,006      349,105        (3,275)      18,609
    Limited Partners      693,614     (362,706)     (324,224)    (720,502)
    Per Limited Part-
      nership Interest      23.12       (12.09)       (10.81)      (24.01)


Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor BRI Partners-79, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                   OFFICERS
     -----                                   --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Neither BRI Partners-79 nor its officers or partners own any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the officers and partners of the General Partner do not own any Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 7 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
- -------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership previously filed as Exhibit 2(a) to Amendment No. 5 to the Registrant's Registration Statement on Form S-11 dated July 16, 1980 (Registration No. 2-63821) is incorporated herein by reference.

(4) Certificate of Limited Partnership set forth as Exhibit 2(b) to Amendment No. 4 to the Registrant's Registration Statement on Form S-11 dated July 8, 1980 (Registration No. 2-63821) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-9541) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES LTD.-VIII


                         By:  /s/Allan Wood
                              -----------------------------------
                              Allan Wood
                              Executive Vice President, and Chief Accounting and Financial Officer (Principal Accounting and Financial Officer) of BRI Partners-79, the General Partner

Date: March 28, 1995
     --------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ---------------------    -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of BRI Partners-79,
 /s/Thomas E. Meador     the General Partner                 March 28, 1995
- --------------------                                         --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of BRI Partners-79, the
    /s/Allan Wood        General Partner                     March 28, 1995
- --------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Deficit, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Properties Ltd.-VIII:

We have audited the financial statements and the financial statement schedule of Balcor Equity Properties Ltd.-VIII (An Illinois Limited Partnership) as listed in the index on this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties Ltd.-VIII at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 13, 1995

                       BALCOR EQUITY PROPERTIES LTD.- VIII
                        (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1994 and 1993




                                    ASSETS


                                                  1994           1993
                                             -------------- --------------
Cash and cash equivalents                    $   2,988,843  $     591,618
Accounts and accrued
  interest receivable                               33,711
Escrow deposits                                    724,015        685,647
Escrow deposits - restricted                        94,352        191,502
Wrap-around note receivable                                     1,792,575
Deferred gain on sale                                            (286,462)
Deferred expenses, net of accumulated
  amortization of $93,393 in 1994 and
  $39,557 in 1993                                  503,189        557,025
                                             -------------- --------------
                                                 4,344,110      3,531,905
                                             -------------- --------------
Investment in real estate:
  Land                                           1,325,898      1,325,898
  Buildings and improvements                    20,518,019     20,457,885
                                             -------------- --------------
                                                21,843,917     21,783,783
  Less accumulated depreciation                 10,800,711     10,145,304
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      11,043,206     11,638,479
                                             -------------- --------------
                                             $  15,387,316  $  15,170,384
                                             ============== ==============



                      LIABILITIES AND PARTNERS' DEFICIT


Loans payable - affiliate                                   $     417,775
Accounts payable                             $      77,177         54,703
Due to affiliates                                   49,347         37,411
Accrued liabilities, principally
  real estate taxes                                548,122        534,542
Security deposits                                  100,592        116,151
Mortgage notes payable                          15,320,720     15,419,064
                                             -------------- --------------
      Total liabilities                         16,095,958     16,579,646

Partners' deficit (30,005 Limited
  Partnership Interests issued and
  outstanding)                                    (708,642)    (1,409,262)
                                             -------------- --------------
                                             $  15,387,316  $  15,170,384
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PROPERTIES LTD.- VIII
                        (An Illinois Limited Partnership)

                          STATEMENTS OF PARTNERS' DEFICIT
                for the years ended December 31, 1994, 1993 and 1992



                                         Partners' Deficit Accounts
                              --------------------------------------------
                                                 General        Limited
                                   Total         Partner       Partners
                              -------------- -------------- --------------

Balance at December 31, 1991  $  (1,113,516) $    (229,448) $    (884,068)

Net income for the year ended
  December 31, 1992                  31,753            318         31,435
                              -------------- -------------- --------------

Balance at December 31, 1992     (1,081,763)      (229,130)      (852,633)

Net loss for the year ended
  December 31, 1993                (327,499)        (3,275)      (324,224)
                              -------------- -------------- --------------

Balance at December 31, 1993     (1,409,262)      (232,405)    (1,176,857)

Net income for the year ended
  December 31, 1994                 700,620          7,006        693,614
                              -------------- -------------- --------------
Balance at December 31, 1994  $    (708,642) $    (225,399) $    (483,243)
                              ============== ============== ==============


  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PROPERTIES LTD.- VIII
                        (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992




                                   1994           1993           1992
                              -------------- -------------- --------------
Income:
  Rental and service          $   5,724,364  $   5,271,564  $   5,311,812
  Interest on short-term
    investments                      43,253         18,981         21,957
  Interest on wrap-around
    note receivable                 407,425                         3,137
                              -------------- -------------- --------------
      Total income                6,175,042      5,290,545      5,336,906
                              -------------- -------------- --------------
Expenses:
  Interest on mortgage notes
    payable                       1,463,776      1,419,454      1,374,149
  Interest on short-term loans
    from affiliate                    5,773         38,845         84,578
  Depreciation                      655,407        648,503        738,300
  Amortization of deferred
    expenses                         53,836         32,860          3,494
  Property operating              1,745,940      1,602,872      1,827,283
  Maintenance and repairs           678,157        795,174        857,458
  Real estate taxes                 545,503        534,618        499,827
  Property management fees          286,031        262,846        265,745
  Administrative                    326,461        282,872        253,520
                              -------------- -------------- --------------
      Total expenses              5,760,884      5,618,044      5,904,354
                              -------------- -------------- --------------
Income (loss) before gain on
  sale of property and extra-
  ordinary item                     414,158       (327,499)      (567,448)

Gain on sale of property            286,462
                              -------------- -------------- --------------
Income (loss) before
  extraordinary item                700,620       (327,499)      (567,448)

Extraordinary item:
  Gain on foreclosure of
  investment property                                             599,201
                              -------------- -------------- --------------
Net income (loss)             $     700,620  $    (327,499) $      31,753
                              ============== ============== ==============

Income (loss) before extra-
  ordinary item allocated
  to General Partner          $       7,006  $      (3,275) $      (5,674)
                              ============== ============== ==============
Income (loss) before extra-
  ordinary item allocated
  to Limited Partners         $     693,614  $    (324,224) $    (561,774)
                              ============== ============== ==============
Income (loss) before extra-
  ordinary item per Limited
  Partnership Interest (30,005
  issued and outstanding)     $       23.12  $      (10.81) $      (18.72)
                              ============== ============== ==============
Extraordinary item allocated
  to General Partner                   None           None  $       5,992
                              ============== ============== ==============
Extraordinary item allocated
  to Limited Partners                  None           None  $     593,209
                              ============== ============== ==============
Extraordinary item per Limited
  Partnership Interest (30,005
  issued and outstanding)              None           None  $       19.77
                              ============== ============== ==============
Net income (loss) allocated
  to General Partner          $       7,006  $      (3,275) $         318
                              ============== ============== ==============
Net income (loss) allocated
  to Limited Partners         $     693,614  $    (324,224) $      31,435
                              ============== ============== ==============
Net income (loss) per Limited
  Partnership Interest (30,005
  issued and outstanding)     $       23.12  $      (10.81) $        1.05
                              ============== ============== ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PROPERTIES LTD.- VIII
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993, and 1992



                                   1994           1993           1992
                              -------------- -------------- --------------
Operating activities:

  Net income (loss)           $     700,620  $    (327,499) $      31,753
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Gain on sale of
        property                   (286,462)
      Gain on foreclosure of
        investment property                                      (599,201)
      Depreciation of
        properties                  655,407        648,503        738,300
      Amortization of deferred
        expenses                     53,836         32,860          3,494
      Net change in:
        Escrow deposits
          unrestricted             (138,271)      (373,551)       341,219
        Escrow deposits
          restricted                (12,672)       (30,839)       (50,841)
        Accounts and accrued
          interest receivable       (33,711)                        7,762
        Accounts payable             22,474        (11,679)      (171,008)
        Due to affiliates            11,936         (8,996)       (16,102)
        Accrued liabilities          13,580        393,159        (89,121)
        Security deposits           (15,559)        16,680         13,931
                              -------------- -------------- --------------
  Net cash provided by
    operating activities            971,178        338,638        210,186
                              -------------- -------------- --------------

Investing activities:

  Additions to properties           (60,134)      (133,077)       (20,568)
  Proceeds from wrap-around
    note receivable               1,792,575
                              -------------- -------------- --------------
  Net cash provided by or used
    in investing activities       1,732,441       (133,077)       (20,568)
                              -------------- -------------- --------------
Financing activities:

  Proceeds from issuance of
    mortgage note payable                   $   12,350,000
  Payments of mortgage notes
    payable                                    (10,025,572)
  Repayment of loans
    payable - affiliate       $    (417,775)    (1,361,965) $    (320,618)
  Principal payments on
    mortgage notes payable          (98,344)      (132,236)      (219,247)
  Funding of repair escrows                       (235,277)
  Releases from repair escrows       99,903        135,374
  Releases from escrow
    deposits - restricted           109,822        102,860        292,636
  Payment of deferred expenses                    (474,277)
                              -------------- -------------- --------------
  Net cash used in or provided
    by financing activities        (306,394)       358,907       (247,229)
                              -------------- -------------- --------------

Net change in cash and
  cash equivalents                2,397,225        564,468        (57,611)
Cash and cash equivalents at
  beginning of period               591,618         27,150         84,761
                              -------------- -------------- --------------
Cash and cash equivalents at
  end of period               $   2,988,843  $     591,618  $      27,150
                              ============== ============== ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          15 to 33
               Furniture and fixtures                3 to 5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account. The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

When properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles. Deferred gains on the sales of properties result from sales recorded under the installment method. Gains are recognized based on the gross profit percentage as future sales proceeds are collected.

(b) Once a wrap-around note receivable has been placed on non-accrual status, income is recorded only as cash payments are received from the purchaser until such time as the purchaser has demonstrated an ability to make payments under the terms of the original or renegotiated loan agreement.

(c) Deferred expenses consist of loan refinancing fees which are amortized over the term of the respective agreements.

(d) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(e) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership loss or income in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(f) Several reclassifications have been made to the previously reported 1993 and 1992 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 and 1992 results.

2. Partnership Agreement:

The Partnership was organized in February 1979. The Partnership Agreement provides for BRI Partners-79 to be the General Partner and for the admission of Limited Partners through the sale of up to 30,005 Limited Partnership Interests at $1,000 per Interest, all of which were sold on or prior to October 31, 1980, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses. To the extent Net Cash Receipts are distributed, the General Partner will be entitled to 10% of the Net Cash Receipts (9% being its management fee and 1% being its distributive share), which payment is subordinated to certain levels of return to holders of Interests as specified by the Partnership Agreement. There have been no cash payments made to the General Partner under these provisions.

When and as the Partnership sells or refinances properties, the Net Cash Proceeds resulting therefrom which are available for distribution will be distributed only to holders of Interests until such time as holders of Interests have received an amount equal to their Original Capital plus certain levels of return, as specified by the Partnership Agreement. Only after such returns are made to the Limited Partners would the General Partner receive 15% of further distributed Net Cash Proceeds. There have been no cash payments made to the General Partner under these provisions.

3. Wrap-around Note Receivable:

In January 1988, the Partnership sold (subject to the underlying debt obligations) the wrap-around note receivable previously received by the Partnership as a portion of the selling price of the Sherwood Lake Apartments. At closing, the Partnership retained a 21.6% interest in the note pursuant to the terms of a participation agreement entered into by the Partnership and the purchaser of the note.

The purchaser of the property failed to make the balloon payment due in June 1991. As a result, foreclosure proceedings were commenced and shortly thereafter the purchaser of the property filed for protection under the U.S. Bankruptcy Code. In December 1993, a liquidation plan was confirmed by the bankruptcy court. In November 1994, the Partnership received $2,200,000 representing its participation in the wrap-around note. The repayment consisted of the Partnership's share of the principal balance of the note of $1,792,575 and interest income of $407,425. The Partnership also recognized a $286,462 deferred gain on sale.

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                    Carrying    Carrying   Current Final
Property           Amount of    Amount of  Inter- Matur-   Current   Estimated
Pledged as          Notes at    Notes at     est    ity    Monthly    Balloon
Collateral          12/31/94    12/31/93    Rate   Date    Payment    Payment
- --------------   --------------------------------  ----------------------------
Apartment Complexes:
Cedar Creek
  Phase I (a)      $2,350,562   $2,366,414  9.38%   2003   $19,763  $2,138,000
Cedar Creek
  Phase II (b)      2,795,931    2,814,787  9.38%   2003    23,507   2,543,000
Greentree Village   3,099,604    3,114,355  9.75%   2026    26,479        None
Walnut Hills
  Phase I (c)       5,164,476    5,200,159  9.26%   2002    42,977   4,767,000
Walnut Hills
  Phase II (d)      1,910,147    1,923,349  9.26%   2002    15,896   1,763,000
                  -----------  -----------

    Total         $15,320,720  $15,419,064
                  ===========  ===========

(a) In May 1993, this loan was refinanced. The interest rate increased from 9.25% to 9.38%, the maturity date was extended from August 1993 to June 2003 and the monthly payments increased from $18,510 to $19,763. A portion of the proceeds from the new $2,375,000 first mortgage loan were used to repay the existing first mortgage loan of $1,864,165.

(b) In May 1993, this loan was refinanced. The interest rate decreased from 9.75% to 9.38%, the maturity date was extended from September 1995 to June 2003 and the monthly payments decreased from $27,235 to $23,507. A portion of the proceeds from the new $2,825,000 first mortgage loan were used to repay the existing first mortgage loan of $2,729,330.

(c) In May 1993, this loan was refinanced. The interest rate increased from

9.25% to 9.26%, the maturity date was extended from March 1994 to June 2002 and the monthly payments increased from $21,845 to $42,977. A portion of the proceeds from the new $5,219,500 first mortgage loan were used to repay the existing first mortgage loan of $2,231,902.

(d) In May 1993, this loan was refinanced. The interest rate decreased from 10.25% to 9.26%, the maturity date was extended from October 1996 to June 2002 and the monthly payments decreased from $32,260 to $15,896. The proceeds from the new $1,930,500 first mortgage loan, along with Partnership cash reserves, were used to repay the existing first mortgage loan of $3,200,175.

All of the Partnership's loans described above require current monthly payments of principal and interest.

Five-year maturities of the above notes are summarized as follows:

                         1995           $  108,000
                         1996              119,000
                         1997              130,000
                         1998              143,000
                         1999              157,000

During the years ended December 31, 1994, 1993 and 1992 the Partnership incurred interest expense on mortgage notes payable of $1,463,776, $1,419,454 and $1,374,149, respectively. The Partnership paid interest expense of $1,463,776, $1,419,454 and $1,355,940 in 1994, 1993 and 1992, respectively.

5. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax return due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1994 in the financial statements is $714,221 higher than the tax loss of the Partnership for the same period.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Property management fees $283,313    None $263,313 $22,346 $266,223 $22,813
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             50,895 $18,653   47,708   3,941   47,083   3,606
    Data processing        23,660   4,773   13,598   2,824   15,483   1,269
    Investor communica-
      tions                17,584   4,864   17,915   1,480    7,916     606
    Legal                   6,703   3,202    6,139     507    8,944     685
    Portfolio management   27,997  15,353   28,449   3,637   39,922   6,890
    Other                  18,156   2,502    7,851     648    6,018     457

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third-party in November 1994.

As of December 31, 1993, the Partnership had loans outstanding from the General Partner of $417,775, which were repaid during 1994 with cash flow available from property operations. The Partnership incurred interest expense of $5,773, $38,845 and $84,578, and paid interest expense of $7,801, $46,898 and $84,382 in 1994, 1993 and 1992, respectively, on these loans. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $49,714, $25,901 and $35,808 for 1994, 1993 and 1992, respectively.

8. Extraordinary Item:

During 1992, title to Barcelona Apartments was conveyed to an unaffiliated party. The Partnership wrote-off the underlying mortgage balance of $1,124,880 plus accrued and unpaid interest expense of $88,312, accrued and unpaid real estate taxes of $50,568, escrow deposits of $9,986, and the property basis of $654,573, net of accumulated depreciation of $1,719,217. The Partnership received no cash as a result of this transaction. An extraordinary gain on foreclosure of $599,201 was recognized for financial statement purposes.

                                   BALCOR EQUITY PROPERTIES LTD.-VIII
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
- ---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying
                               Encum-               and Im-    Improve-     Costs       Reduction
     Description               brances    Land    provements     ments       (a)        of Basis
- ---------------------          -------  -------- ------------  ---------  ---------    ----------
Cedar Creek Apts./I,
  176-units in
  San Antonio, TX                (d)  $  196,020  $ 4,591,190  $ 94,448     $ 6,801  ($1,299,826)
Cedar Creek Apts./II,
  216-units in San
  Antonio, TX                    (d)     300,000    6,189,358    59,907       9,336   (1,680,893)
Greentree Village
  Apts., 216-units in
  Colorado Springs, CO           (d)     395,800    5,564,212   250,877      10,680         None
Walnut Hills Apts./I,
  192-units in San
  Antonio, TX                    (d)     247,228    3,314,879    82,225      15,728     (347,203)
Walnut Hills Apts./II,
  232-units in San
  Antonio, TX                    (d)     372,576    3,764,901    92,722      15,748     (402,797)
                                      ----------  -----------  --------     -------  -----------

    Total                             $1,511,624  $23,424,540  $580,179     $58,293  ($3,730,719)
                                      ==========  ===========  ========     =======  ===========

                                   BALCOR EQUITY PROPERTIES LTD.-VIII
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1994
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- -------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                        -----------------------------------                                 ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (b)(c)      tion(b)   struction  uired   is Computed
- -------------------      --------------------- ------------ -----------  ----------       --------------
Cedar Creek Apts./I,
  176-units in
  San Antonio, TX         $143,150  $3,445,483   $3,588,633  $2,036,304     1978    4/07/81     (e)
Cedar Creek Apts./II,
  216-units in San
  Antonio, TX              222,714   4,654,994    4,877,708   2,696,447     1979    4/07/81     (e)
Greentree Village
  Apts., 216-units in
  Colorado Springs, CO     396,747   5,824,822    6,221,569   3,467,727      (f)   11/06/80     (e)
Walnut Hills Apts./I,
  192-units in San
  Antonio, TX              224,767   3,088,090    3,312,857   1,306,685     1979   11/04/86(g)  (e)
Walnut Hills Apts./II,
  232-units in San
  Antonio, TX              338,520   3,504,630    3,843,150   1,293,548     1980   11/04/86(g)  (e)
                        ---------- -----------  ----------- -----------

    Total               $1,325,898 $20,518,019  $21,843,917 $10,800,711
                        ========== ===========  =========== ===========

                       BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(b)                      Reconciliation of Real Estate
                         -----------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $21,783,783  $21,650,706  $24,003,928
       Additions during year:
         Improvements                    60,134      133,077       20,568
       Deductions during year:
         Foreclosure of investment
           property                        None         None   (2,373,790)
                                    -----------  -----------  -----------
     Balance at end of year         $21,843,917  $21,783,783  $21,650,706
                                    ===========  ===========  ===========

                   Reconciliation of Accumulated Depreciation
                   -------------------------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $10,145,304   $9,496,801  $10,477,718

     Depreciation expense for the
       year                             655,407      648,503      738,300
     Accumulated depreciation of
       foreclosed investment
       property                            None         None   (1,719,217)
                                    -----------  -----------  -----------
     Balance at end of year         $10,800,711  $10,145,304  $ 9,496,801
                                    ===========  ===========  ===========

(c) The aggregate cost of land for Federal income tax purposes is $1,627,607 and the aggregate cost of buildings and improvements for Federal income tax purposes is $10,133,137. The total of the above-mentioned is $11,760,744.

(d) See description of mortgage notes payable in Note 4 of Notes to Financial Statements.

(e) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
                                                     -----

               Buildings and improvements          15 to 33
               Furniture and fixtures                3 to 5

(f) This apartment complex was completed in stages from 1971 to 1979.

(g) These properties were reacquired through foreclosure in November 1986.