Form 10-Q
period 1995-03-31
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1995-05-12
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-9541
                       -------

                       BALCOR EQUITY PROPERTIES LTD.-VIII
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Illinois                                      36-3011615
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS
                                                  1995           1994
                                              ------------   ------------
Cash and cash equivalents                     $ 3,301,122    $ 2,988,843
Escrow deposits - unrestricted                    358,774        724,015
Escrow deposits - restricted                       90,902         94,352
Accounts and accrued interest receivable           25,163         33,711
Deferred expenses, net of accumulated
  amortization of $106,852 in 1995 and
  $93,393 in 1994                                 489,730        503,189
                                              ------------   ------------
                                                4,265,691      4,344,110
                                              ------------   ------------
Investment in real estate, at cost:
  Land                                          1,325,898      1,325,898
  Buildings and improvements                   20,518,019     20,518,019
                                              ------------   ------------
                                               21,843,917     21,843,917
  Less accumulated depreciation                10,961,567     10,800,711
                                              ------------   ------------
Investment in real estate, net of
  accumulated depreciation                     10,882,350     11,043,206
                                              ------------   ------------
                                              $15,148,041    $15,387,316
                                              ============   ============

                       LIABILITIES AND PARTNERS' DEFICIT


Accounts payable                              $    47,576    $    77,177
Due to affiliates                                  69,068         49,347
Accrued liabilities, principally
  real estate taxes                               149,905        548,122
Security deposits                                 102,885        100,592
Mortgage notes payable                         15,294,668     15,320,720
                                              ------------   ------------
      Total liabilities                        15,664,102     16,095,958

Partners' deficit (30,005 Limited
  Partnership Interests issued and
  outstanding)                                   (516,061)      (708,642)
                                              ------------   ------------
                                              $15,148,041    $15,387,316
                                              ============   ============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               For the quarters ended March 31, 1995 and 1994
                                 (Unaudited)

                                                  1995           1994
                                              ------------   ------------
Income:
  Rental and service                          $ 1,495,588    $ 1,435,356
  Interest on short-term investments               51,144          4,389
                                              ------------   ------------
      Total income                              1,546,732      1,439,745
                                              ------------   ------------
Expenses:
  Interest on mortgage notes payable              363,893        366,966
  Interest on short-term loans from affiliate                      3,748
  Depreciation                                    160,856        164,028
  Amortization of deferred expenses                13,459         13,459
  Property operating                              540,476        500,287
  Real estate taxes                               138,180        130,362
  Property management fees                         74,649         72,159
  Administrative                                   62,638         80,951
                                              ------------   ------------
      Total expenses                            1,354,151      1,331,960
                                              ------------   ------------
Net income                                    $   192,581    $   107,785
                                              ============   ============
Net income allocated to General
  Partner                                     $     1,926    $     1,078
                                              ============   ============
Net income allocated to Limited
  Partners                                    $   190,655    $   106,707
                                              ============   ============
Net income per Limited Partnership
  Interest (30,005 issued and outstanding)    $      6.35    $      3.56
                                              ============   ============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                For the quarters ended March 31, 1995 and 1994
                                 (Unaudited)

                                                  1995           1994
                                              ------------   ------------
Operating activities:
  Net income                                  $   192,581    $   107,785
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation of properties                  160,856        164,028
      Amortization of deferred expenses            13,459         13,459
      Net change in:
        Escrow deposits -
          unrestricted                            365,241        370,682
        Escrow deposits -
          restricted                                3,450
        Accounts and accrued interest
          receivable                                8,548        (15,010)
        Accounts payable                          (29,601)       (34,962)
        Due to affiliates                          19,721         39,564
        Accrued liabilities                      (398,217)      (388,865)
        Security deposits                           2,293         (4,583)
                                              ------------   ------------
  Net cash provided by operating activities       338,331        252,098
                                              ------------   ------------
Investing activity:
  Additions to properties                                        (60,134)
                                                             ------------
  Cash used in investing activity                                (60,134)
                                                             ------------
Financing activities:
  Repayment of loans payable - affiliate                        (295,371)
  Principal payments on mortgage notes
    payable                                       (26,052)       (23,729)
  Releases from escrow deposits -
    restricted                                                    20,047
                                              ------------   ------------
  Net cash used in financing activities           (26,052)      (299,053)
                                              ------------   ------------

Net change in cash and cash equivalents           312,279       (107,089)
Cash and cash equivalents at beginning
  of period                                     2,988,843        591,618
                                              ------------   ------------
Cash and cash equivalents at end of period    $ 3,301,122    $   484,529
                                              ============   ============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1995 and 1994, the Partnership incurred and paid interest expense on notes payable of $363,893 and $366,966, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:

                                         Paid       Payable
                                     -----------  ----------

    Reimbursement of expenses to
      the General Partner, at cost         None   $69,068


During 1994, the Partnership repaid in full short-term loans of $417,775 from the General Partner. The Partnership incurred and paid interest expense of $3,748 for the quarter ending March 31, 1994. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs.

                       BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. Eight of these properties have been sold or relinquished through foreclosure. The Partnership continues to operate the five remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Summary of Operations
- - ---------------------

The Partnership received a repayment of its interest in the Sherwood Lake Apartments wrap-around note receivable in November 1994 and invested the proceeds in short-term investments. The increase in interest earned on short-term investments as well as slightly improved property operations caused net income to increase during the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

Rental rates and/or average occupancy levels increased at all of the Partnership's five properties resulting in an increase in rental and service income during the quarter ended March 31, 1995 as compared to the same period in 1994.

Due to higher average cash balances resulting from the repayment of the Sherwood Lake Apartments wrap-around note receivable and higher interest rates earned on short-term investments, interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Decreased professional fees, legal fees and data processing costs resulted in a decrease in administrative expenditures during the quarter ended March 31, 1995 as compared to the same period in 1994.

An increase in landscaping maintenance expense at Walnut Hills - Phase I and Phase II, and higher expenditures for appliances and asphalt\paving at Greentree Village, which were partially offset by lower roof repair expenditures at Cedar Creek - Phase II, resulted in an increase in property operating expenses during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership at March 31, 1995 increased when compared to December 31, 1994. Operating activities consisted primarily of cash flow generated from property operations and short-term investments, which were partially offset by the payment of administrative expenses. A portion of this cash flow was used to fund financing activities, which consisted of principal payments on mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the quarter ended March 31, 1995, four of the Partnership's five properties generated positive cash flow after debt service as compared to all five properties during the quarter ended March 31, 1994. The Walnut Hills - Phase I Apartments generated a marginal cash flow deficit in 1995 primarily due to a decrease in laundry service income and an increase in landscaping maintenance expense. As of March 31, 1995, the occupancy rates of the Partnership's properties ranged from 92% to 95%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expense and capital improvement requirements at both of the properties.

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

                       BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
- - -------------------------

Sherwood Lakes Apartments

As previously described, in November 1994 the Partnership's interest in the wrap-around mortgage note received from the purchaser of the Sherwood Lakes Apartments was repaid. The foreclosure suit filed by the holder of the second mortgage note collateralized by the property, in which the Partnership was a defendant, has been dismissed, which concludes all legal proceedings relating to the Partnership's interest in the property.


Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PROPERTIES LTD.-VIII



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of BRI
                                  Partners-79, the General Partner



                              By: /s/Brian Parker
                                  -----------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of BRI Partners-79, the General
                                  Partner



Date: May 12, 1995
      --------------------