Form 10-Q
period 1995-06-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1995-08-14
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-9541
                       -------

                     BALCOR EQUITY PROPERTIES LTD.-VIII
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Illinois                                      36-3011615
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road, Suite A200
Bannockburn, Illinois                                   60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

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

                                BALANCE SHEETS
                     June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  3,356,596    $  2,988,843
Escrow deposits - unrestricted                    603,854         724,015
Escrow deposits - restricted                      101,714          94,352
Accounts and accrued interest receivable           41,698          33,711
Deferred expenses, net of accumulated
  amortization of $120,311 in 1995 and
  $93,393 in 1994                                 476,271         503,189
                                             -------------   -------------
                                                4,580,133       4,344,110
                                             -------------   -------------
Investment in real estate, at cost:
  Land                                          1,325,898       1,325,898
  Buildings and improvements                   20,518,019      20,518,019
                                             -------------   -------------
                                               21,843,917      21,843,917
  Less accumulated depreciation                11,122,025      10,800,711
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     10,721,892      11,043,206
                                             -------------   -------------
                                             $ 15,302,025    $ 15,387,316
                                             =============   =============

                       LIABILITIES AND PARTNERS' DEFICIT


Accounts payable                             $     74,378    $     77,177
Due to affiliates                                   4,821          49,347
Accrued liabilities, principally
  real estate taxes                               274,807         548,122
Security deposits                                 105,777         100,592
Mortgage notes payable                         15,268,001      15,320,720
                                             -------------   -------------
      Total liabilities                        15,727,784      16,095,958

Partners' deficit (30,005 Limited
  Partnership Interests issued and
  outstanding)                                   (425,759)       (708,642)
                                             -------------   -------------
                                             $ 15,302,025    $ 15,387,316
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                 (Unaudited)



                                                  1995            1994
                                             -------------   -------------
Income:
  Rental and service                         $  2,986,216    $  2,822,497
  Interest on short-term investments               99,487          14,932
                                             -------------   -------------
      Total income                              3,085,703       2,837,429
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable              726,907         733,149
  Interest on short-term loans from affiliate                       5,195
  Depreciation                                    321,314         330,877
  Amortization of deferred expenses                26,918          26,918
  Property operating                            1,149,829       1,011,395
  Real estate taxes                               278,824         263,343
  Property management fees                        144,752         142,872
  Administrative                                  154,276         182,395
                                             -------------   -------------
      Total expenses                            2,802,820       2,696,144
                                             -------------   -------------
Net income                                   $    282,883    $    141,285
                                             =============   =============
Net income allocated to General Partner      $      2,829    $      1,413
                                             =============   =============
Net income allocated to Limited Partners     $    280,054    $    139,872
                                             =============   =============
Net income per Limited Partnership
  Interest (30,005 issued and outstanding)   $       9.33    $       4.66
                                             =============   =============




  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Rental and service                         $  1,490,628    $  1,387,141
  Interest on short-term investments               48,343          10,543
                                             -------------   -------------
      Total income                              1,538,971       1,397,684
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable              363,014         366,183
  Interest on short-term loans from affiliate                       1,447
  Depreciation                                    160,458         166,849
  Amortization of deferred expenses                13,459          13,459
  Property operating                              609,353         511,108
  Real estate taxes                               140,644         132,981
  Property management fees                         70,103          70,713
  Administrative                                   91,638         101,444
                                             -------------   -------------
      Total expenses                            1,448,669       1,364,184
                                             -------------   -------------
Net income                                   $     90,302    $     33,500
                                             =============   =============
Net income allocated to General Partner      $        903    $        335
                                             =============   =============
Net income allocated to Limited Partners     $     89,399    $     33,165
                                             =============   =============
Net income per Limited Partnership
  Interest (30,005 issued and outstanding)   $       2.98    $       1.10
                                             =============   =============





  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1995 and 1994
                                 (Unaudited)


                                                  1995            1994
                                             -------------   -------------
Operating activities:
  Net income                                 $    282,883    $    141,285
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of properties                  321,314         330,877
      Amortization of deferred expenses            26,918          26,918
      Net change in:
        Escrow deposits - unrestricted            120,161         234,056
        Escrow deposits - restricted              (21,362)        (21,932)
        Accounts and accrued interest
          receivable                               (7,987)        (14,961)
        Accounts payable                           (2,799)        (29,989)
        Due to affiliates                         (44,526)         63,874
        Accrued liabilities                      (273,315)       (268,580)
        Security deposits                           5,185          (9,913)
                                             -------------   -------------
  Net cash provided by operating activities       406,472         451,635
                                             -------------   -------------

Investing activity:
  Additions to properties                                         (60,134)
                                                              ------------
  Cash used in investing activity                                 (60,134)
                                                              ------------

Financing activities:
  Repayment of loans payable - affiliate                         (295,371)
  Principal payments on mortgage notes payable    (52,719)        (48,035)
  Releases of escrow deposits -  restricted        14,000          31,500
                                             -------------   -------------
  Net cash used in financing activities           (38,719)       (311,906)
                                             -------------   -------------

Net change in cash and cash equivalents           367,753          79,595
Cash and cash equivalents at beginning
  of period                                     2,988,843         591,618
                                             -------------   -------------
Cash and cash equivalents at end of period   $  3,356,596    $    671,213
                                             =============   =============



  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred and paid interest expense on notes payable of $726,907 and $733,149, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                             Paid
                                     --------------------
                                     Six Months   Quarter     Payable
                                     -----------  --------    ---------
     Reimbursement of expenses to
       the General Partner, at cost     $94,980   $94,980      $4,821


During 1994, the Partnership repaid in full short-term loans of $417,775 from the General Partner. The Partnership incurred interest expense of $5,195 and paid interest expense of $4,628 during the six months ended June 30, 1994. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs.

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

Summary of Operations
---------------------

The Partnership received a repayment of its interest in the Sherwood Lake Apartments wrap-around note receivable in November 1994 and invested the proceeds in short-term investments. The increase in interest earned on short-term investments as well as improved property operations caused net income to increase during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Rental rates and/or average occupancy levels increased at four of the Partnership's five properties, resulting in an increase in rental and service income during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Due to higher average cash balances resulting from the repayment of the Sherwood Lake Apartments wrap-around note receivable and higher interest rates earned on short-term investments, interest income on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

An increase in landscaping and payroll expenses at Walnut Hills - Phase I and Phase II and higher expenditures for painting at Greentree Village resulted in an increase in property operating expenses during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Decreased accounting fees, professional fees and data processing costs resulted in a decrease in administrative expenses during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership at June 30, 1995 increased when compared to December 31, 1994. Operating activities consisted primarily of cash flow generated from property operations and short-term investments which was partially offset by the payment of administrative expenses. Financing activities consisted of principal payments on mortgage notes payable and the receipt of funds released from restricted escrow accounts.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the six months ended June 30, 1995 and 1994, four of the Partnership's five properties generated positive cash flow after debt service. The Walnut Hills - Phase I Apartments generated a marginal cash flow deficit during 1995 and 1994; however, the combined property operations of the Walnut Hills - Phase I and Phase II apartment complexes generated positive cash flow during the six months ended June 30, 1995 and 1994. As of June 30, 1995, the occupancy rates of the Partnership's properties ranged from 94% to 97%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expense and capital improvement requirements at all the properties.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain refinancing of existing loans with new lenders, the Partnership has no third-party financing which matures prior to 2002.

As of June 30, 1995, the Partnership held cash reserves of approximately $3,357,000. The Partnership plans to make a cash distribution of approximately $3,017,000 ($100.57 per $1,000 Interest) for the third quarter of 1995, which will be mailed in mid October. This distribution reflects the resumption by the Partnership of what are anticipated to be regular quarterly distributions of $7.50 per $1,000 Interest plus a special distribution resulting primarily from the receipt by the Partnership of the proceeds of a purchase money note received upon the sale of the Sherwood Lakes Apartments. Assuming property operations meet current projections, the Partnership anticipates making regular quarterly distributions of $7.50 per $1,000 Interest from the Partnership's continuing property operations and from any cash reserves above an amount necessary to protect against unforeseen events. In addition to quarterly distributions, there will be a payment of a final liquidating distribution upon the sale of the remaining assets following the payment of all debts and liabilities of the Partnership. There are only five of the original thirteen properties remaining in the Partnership. It is expected that the remaining properties will be sold in approximately the next two years and the Partnership will be liquidated. To date, investors have received distributions of Net Cash Receipts of $125.00 and Net Cash Proceeds of $82.50, totaling $207.50 per $1,000 Interest, as well as certain tax benefits.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices,



depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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


                              BALCOR EQUITY PROPERTIES LTD.-VIII



                              By: /s/Thomas E. Meador
                                  -----------------------------

                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of BRI
                                  Partners-79, the General Partner



                              By: /s/Brian D. Parker
                                  -----------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of BRI Partners-79, the General
                                  Partner



Date: August 14, 1995
      --------------------