Form 10-Q
period 1995-09-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1995-11-13
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  3,634,603    $  2,988,843
Escrow deposits - unrestricted                    608,663         724,015
Escrow deposits - restricted                      101,542          94,352
Accounts and accrued interest receivable           10,533          33,711
Prepaid insurance                                 105,155
Deferred expenses, net of accumulated
  amortization of $133,770 in 1995 and
  $93,393 in 1994                                 462,812         503,189
                                             -------------   -------------
                                                4,923,308       4,344,110
                                             -------------   -------------
Investment in real estate, at cost:
  Land                                          1,325,898       1,325,898
  Buildings and improvements                   20,518,019      20,518,019
                                             -------------   -------------
                                               21,843,917      21,843,917
  Less accumulated depreciation                11,283,280      10,800,711
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     10,560,637      11,043,206
                                             -------------   -------------
                                             $ 15,483,945    $ 15,387,316
                                             =============   =============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $     54,015    $     77,177
Due to affiliates                                  21,466          49,347
Accrued liabilities, principally
  real estate taxes                               414,104         548,122
Security deposits                                 102,804         100,592
Mortgage notes payable                         15,240,704      15,320,720
                                             -------------   -------------
     Total liabilities                         15,833,093      16,095,958

Partners' deficit (30,005 Limited
  Partnership Interests issued
  and outstanding)                               (349,148)       (708,642)
                                             -------------   -------------
                                             $ 15,483,945    $ 15,387,316
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Rental and service                         $  4,481,962    $  4,289,399
  Interest on short-term investments              149,178          21,019
                                             -------------   -------------
    Total income                                4,631,140       4,310,418
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable            1,088,233       1,098,760
  Interest on short-term loans
    from affiliate                                                  5,773
  Depreciation                                    482,569         490,441
  Amortization of deferred expenses                40,377          40,377
  Property operating                            1,795,161       1,752,887
  Real estate taxes                               418,121         396,323
  Property management fees                        215,252         215,512
  Administrative                                  231,933         258,237
                                             -------------   -------------
    Total expenses                              4,271,646       4,258,310
                                             -------------   -------------
Net income                                   $    359,494    $     52,108
                                             =============   =============
Net income allocated to General Partner      $      3,595    $        521
                                             =============   =============
Net income allocated to Limited Partners     $    355,899    $     51,587
                                             =============   =============
Net income per Limited Partnership
  Interest (30,005 issued and outstanding)   $      11.86    $       1.72
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Rental and service                         $  1,495,746    $  1,467,453
  Interest on short-term investments               49,691           5,536
                                             -------------   -------------
    Total income                                1,545,437       1,472,989
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable              361,326         365,911
  Interest on short-term loans
    from affiliate                                                    578
  Depreciation                                    161,255         159,564
  Amortization of deferred expenses                13,459          13,459
  Property operating                              645,332         741,192
  Real estate taxes                               139,297         132,980
  Property management fees                         70,500          72,640
  Administrative                                   77,657          75,842
                                             -------------   -------------
    Total expenses                              1,468,826       1,562,166
                                             -------------   -------------
Net income (loss)                            $     76,611    $    (89,177)
                                             =============   =============
Net income (loss) allocated to
  General Partner                            $        766    $       (892)
                                             =============   =============
Net income (loss) allocated to
  Limited Partners                           $     75,845    $    (88,285)
                                             =============   =============
Net income (loss) per Limited
  Partnership Interest  (30,005 issued
  and outstanding)                           $       2.53    $      (2.94)
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Operating activities:
    Net income                               $    359,494    $     52,108
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation of properties              482,569         490,441
          Amortization of deferred expenses        40,377          40,377
          Net change in:
               Escrow deposits - unrestricted     115,352         111,806
               Escrow deposits - restricted       (32,090)        (33,036)
               Accounts and accrued interest
                 receivable                        23,178         (86,066)
               Prepaid insurance                 (105,155)
               Accounts payable                   (23,162)        (13,840)
               Due to affiliates                  (27,881)         52,452
               Accrued liabilities               (134,018)       (132,716)
               Security deposits                    2,212          (9,430)
                                             -------------   -------------
    Net cash provided by operating activities     700,876         472,096
                                             -------------   -------------
Investing activities:
    Additions to properties                                       (60,134)
                                                             -------------
    Cash used in investing activities                             (60,134)
                                                             -------------
Financing activities:
     Repayment of loans payable - affiliate                      (417,775)
     Principal payments on mortgage notes
       payable                                    (80,016)        (72,886)
     Releases of escrow deposits - restricted      24,900         140,982
                                             -------------   -------------
    Net cash used in financing activities         (55,116)       (349,679)
                                             -------------   -------------
Net change in cash and cash equivalents           645,760          62,283
Cash and cash equivalents at beginning
    of period                                   2,988,843         591,618
                                             -------------   -------------
Cash and cash equivalents at end of period   $  3,634,603    $    653,901
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred and paid interest expense on notes payable to non-affiliates of $1,088,233 and $1,098,760, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                                 Paid
                                        -----------------------
                                        Nine Months    Quarter     Payable
                                        -----------   ---------   ---------
     Reimbursement of expenses to
       the General Partner, at cost      $110,348      $15,368      $21,466

During 1994, the Partnership repaid in full short-term loans of $417,775 from the General Partner. The Partnership incurred interest expense of $5,773 and paid interest expense of $7,801 during the nine months ended September 30, 1994. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs.

4.  Subsequent Event:

In October 1995, the Partnership made a distribution of $3,017,603 ($100.57 per Interest) to the holders of Limited Partnership Interests. This distribution represents the resumption of regular quarterly distributions of $7.50 per Interest from Net Cash Receipts, a special distribution of $59.74 per Interest from Net Cash Proceeds related to the Sherwood Lakes Apartments loan repayment and a special distribution of $33.33 per Interest from Net Cash Receipts reserves.

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

Operations
----------

Summary of Operations
---------------------

The Partnership received a repayment of its interest in the Sherwood Lake Apartments wrap-around note receivable in November 1994 and invested the proceeds in short-term investments. The increase in interest earned on short-term investments as well as improved property operations caused net income to increase during the nine months and quarter ended September 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1994 and 1995 refer to both the quarter and nine months ended September 30, 1995 and 1994.

Rental rates and/or average occupancy levels increased at three of the Partnership's five properties, resulting in an increase in rental and service income for 1995 as compared to 1994.

Interest income on short-term investments increased for 1995 as compared to 1994 due to higher average cash balances resulting from the repayment of the Sherwood Lake Apartments wrap-around note receivable in November 1994 and higher interest rates earned in 1995 on short-term investments.

Property operating expenses decreased during the quarter ended September 30, 1995 as compared to the same period in 1994 due to roofing repairs performed at Walnut Hills-Phase I and Phase II during 1994.

Administrative expenses decreased during the nine months ended September 30, 1995 as compared to the same period in 1994 due to a decrease in accounting fees.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership at September 30, 1995 increased when compared to December 31, 1994 primarily due to improved cash flow from property operations.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1995 and 1994, four of the Partnership's five properties generated positive cash flow. The Walnut Hills - Phase I Apartments generated a marginal cash flow deficit during 1995 and 1994; however, the combined property operations of the Walnut Hills - Phase I and Phase II apartment complexes generated positive cash flow during the same periods.

While operations at certain of the Partnership's properties have improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including the refinancing of mortgage loans, improving operating performance, and seeking rent increases where market conditions allow. As of September 30, 1995, occupancy rates ranged from 87% to 96%. Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain refinancing of existing loans with new lenders, the Partnership has no third-party financing which matures prior to 2002.

In October 1995, the Partnership made a distribution of $3,017,603 ($100.57 per Interest) to the holders of Limited Partnership Interests. This distribution reflects the resumption by the Partnership of regular quarterly distributions of $7.50 per Interest, a special distribution of $59.74 per Interest from Net Cash Proceeds related to the receipt by the Partnership of the proceeds of a purchase money note received upon the sale of the Sherwood Lakes Apartments and a special distribution of $33.33 per Interest from Net Cash Receipts reserves. Including the October 1995 distribution, investors have received distributions of Net Cash Receipts of $165.83 and Net Cash Proceeds of $142.24, totaling $308.07 per $1,000 Interest, as well as certain tax benefits.

The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions will depend on cash flow from the Partnership's remaining five properties and from any cash reserves above an amount necessary to protect against unforeseen events. In addition to quarterly distributions, there will be a payment of a final liquidating distribution upon the sale of the remaining assets following the payment of all debts and liabilities of the Partnership. It is expected that the remaining properties will be sold in approximately the next two years and the Partnership will be liquidated.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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



Date: November 13, 1995
      --------------------