Form 10-K
period 1995-12-31
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1996-03-28
CIK 310614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-9541
                       -------

                       BALCOR EQUITY PROPERTIES LTD.-VIII
          ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3011615
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Rd.
Bannockburn, IL                                             60015
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------

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

Item 1. Business
----------------

Balcor Equity Properties Ltd.-VIII (the "Registrant") is a limited partnership formed in 1979 under the laws of the State of Illinois. The Registrant raised $30,005,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real property, and all information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire thirteen real property investments. The Registrant has since disposed of eight of these properties. As of December 31, 1995, the Registrant owned the five properties described under "Item 2. Properties". The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.


The General Partner had previously advised limited partners that its strategy was to sell the Registrant's remaining assets over the next two to three years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Registrant as described below and based upon the similar results of such activities by various other registrants affiliated with the Registrant. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. Since November 1995, the General Partner has entered into a letter of intent to sell one of the Registrant's five remaining properties, and, if the market remains favorable, intends to begin actively marketing more of the remaining properties for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Registrant's liquidation strategy may be accelerated.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in August 1995. The tender offer was made by Equity Resource Fund-XVII ("Equity Resources"). Equity Resources stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Equity Resources acquired 2.8% of the total interests outstanding in the Registrant pursuant to the tender offer. The Registrant incurred administrative costs in responding to the tender offer.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in November 1995. The tender offer was made by Walton Street Capital Acquisition Co. L.L.C. ("Walton Street"). Walton Street stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Walton Street acquired 6.68% of the total interests outstanding in the Registrant and assigned the interests to its affiliate, WIG VIII Partners. The Registrant incurred administrative costs in responding to the tender offer.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") on March 11, 1996. The tender offer was made by Metropolitan Acquisition VII, L.C.C. ("Metropolitan"). Metropolitan is an affiliate of Insignia Financial Group, Inc., which provides property management services to all five of the Registrant's properties. Metropolitan has stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Metropolitan is seeking to acquire up to 30% of the total interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what the impact of this tender offer or any future tender offers will have on the operations or management of the Registrant.

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

Item 2. Properties
------------------

As of December 31, 1995, the Registrant owns the five properties described below:

Location                     Description of Property
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

Each of the properties is held subject to mortgages.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 3,042.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                        1995        1994       1993        1992       1991
                    ----------   ---------  ----------  ----------  ----------
Total income        $6,043,472  $6,175,042  $5,290,545  $5,336,906  $5,129,643
Income (loss)
  before gain
  on sale of
  property and
  extraordinary
  item                 135,417     414,158    (327,499)   (567,448)   (679,607)
Net income (loss)      135,417     700,620    (327,499)     31,753    (679,607)
Net income (loss)
  per LPI                 4.47       23.12      (10.81)       1.05      (22.42)
Total assets        12,335,453  15,387,316  15,170,384  14,278,492  16,312,664
Mortgage notes
  payable           15,212,762  15,320,720  15,419,064  13,226,872  14,570,999
Distributions
  per LPI               100.57(A)     None        None        None        None


(A) This amount includes a distribution of original capital of $59.74 per Limited Partnership Interest.


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

During 1994, Balcor Equity Properties Ltd. - VIII (the "Partnership") received a repayment of its interest in the Sherwood Lake Apartments wrap-around note receivable and recognized the previously deferred gain. As a result, net income decreased during 1995 as compared to 1994 and the Partnership recognized net income during 1994 as compared to a net loss during 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Due to higher average cash balances, primarily from the Sherwood Lakes Apartments wrap-around note receivable repayment received in November 1994, and higher interest rates earned on short-term investments, interest income on short-term investments increased during 1995 as compared to 1994.

During November 1994, the Partnership's interest in Sherwood Lakes Apartments wrap-around note receivable was repaid. As a result of this repayment, the Partnership recognized interest income on wrap-around note receivable as well as the previously deferred gain on sale of property.

The outstanding short-term loans from the General Partner were repaid during 1994. Prior to this repayment, the Partnership recognized interest expense on short-term loans during 1994.

The Partnership incurred non-recurring legal, consulting, printing and postage costs in connection with two tender offers during 1995. As a result, administrative expenses increased during 1995 as compared to 1994.

1994 Compared to 1993
---------------------

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

As a result of the Sherwood Lakes Apartments wrap-around note receivable repayment in November 1994, the Partnership recognized interest income on wrap-around note receivable and the previously deferred gain on sale of property. No interest income was recognized in 1993 since the wrap-around note receivable had been placed on non-accrual status. For non-accrual loans, income is recorded only as cash payments are received from the purchaser.

The outstanding short-term loan from the General Partner was repaid during 1994, resulting in a decrease in interest expense on short-term loans during 1994 as compared to 1993.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of December 31, 1995 when compared to December 31, 1994. Operating activities include cash flow from the property operations and short-term investments, which was partially offset by the payment of administrative expenses. Financing activities consisted primarily of a distribution to the Limited Partners, and principal payments on mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, four of the Partnership's five properties generated positive cash flow. The Walnut Hills - Phase I Apartments generated a marginal cash flow deficit during 1995 and 1994; however, the combined property operations of the Walnut Hills - Phase I and Phase II apartment complexes generated positive cash flow during the same periods.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, improving operating performance, and seeking rent increases where market conditions allow.

The General Partner had previously advised limited partners that its strategy was to sell the Partnership's remaining assets over the next two to three years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Partnership as described below and based upon the similar results of such activities by various other partnerships affiliated with the Partnership. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. Since November 1995, the General Partner has entered into a letter of intent to sell one of the Partnership's five remaining properties, and, if the market remains favorable, intends to begin actively marketing more of the remaining properties for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 5 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates and terms related to each of these mortgage loans. As a result of the General Partner's efforts to obtain refinancing of existing loans with new lenders, the Partnership has no third-party financing which matures prior to 2002.

The Partnership made a distribution of $100.57 per Interest in October 1995. This distribution reflects the resumption by the Partnership of distributions from Net Cash Receipts, a special distribution of $59.74 per Interest from Net Cash Proceeds related to the receipt by the Partnership of the repayment of its interest in a purchase money note received upon the sale of the Sherwood Lakes Apartments and a special distribution of $33.33 per Interest from Net Cash Receipts reserves.

In January 1996, the Partnership paid a distribution of $225,038 ($7.50 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution from Net Cash Receipts for the fourth quarter of 1995. Including the January 1996 distribution, Limited Partners have received distributions of Net Cash Receipts of $173.33 and Net Cash Proceeds of $142.24, totaling $315.57 per $1,000 Interest, as well as certain tax benefits. The Partnership does not anticipate that it will pay a distribution for the first quarter of 1996. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sale prices depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax return is summarized as follows:

                         December 31, 1995         December 31, 1994
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ----------  -----------     --------

Total assets         $12,335,453   $14,268,357  $15,387,316  $17,613,469
Partners' (deficit)
  capital accounts:
    General Partner     (224,045)     (181,585)    (225,399)    (220,802)
    Limited Partners  (3,366,783)   (1,476,343)    (483,243)   1,738,312
Net income (loss):
    General Partner        1,354        39,217        7,006      349,105
    Limited Partners     134,063      (197,052)     693,614     (362,706)
    Per Limited Part-
      nership Interest       4.47         6.57         23.12       (12.09)


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor BRI Partners-79, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                         OFFICERS
               -----                         --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.



Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------
The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of BRI Partners-79, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:


                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
-----------------------------------------------------------------------------

Limited             WIG VIII            2,005.5        6.68%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests


(b) Neither BRI Partners-79 nor its officers or partners own any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the partners and officers of the General Partner do not own any additional interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions

-------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
-------------------------------------------------------------------------

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1995.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES LTD.-VIII


                         By: /s/Brian D. Parker
                             -----------------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief Financial
                             Officer (Principal Accounting and Financial
                             Officer) of BRI Partners-79, the General Partner

Date: March 28, 1996
     --------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of BRI Partners-79,
/s/Thomas E. Meador      the General Partner                March 28, 1996
--------------------                                        --------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of BRI Partners-79, the
 /s/Brian D. Parker      General Partner                    March 28, 1996
--------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Deficit, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Properties Ltd.-VIII:

We have audited the financial statements and the financial statement schedule of Balcor Equity Properties Ltd.-VIII (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties Ltd.-VIII at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1996

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                 1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $    542,128    $  2,988,843
Escrow deposits - unrestricted                    803,873         724,015
Escrow deposits - restricted                       94,709          94,352
Accounts and accrued interest receivable              839          33,711
Prepaid expenses                                   63,360
Deferred expenses, net of accumulated
  amortization of $147,229 in 1995 and
  $93,393 in 1994                                 449,353         503,189
                                             -------------   -------------
                                                1,954,262       4,344,110
                                             -------------   -------------
Investment in real estate:
  Land                                          1,325,898       1,325,898
  Buildings and improvements                   20,518,019      20,518,019
                                             -------------   -------------
                                               21,843,917      21,843,917
  Less accumulated depreciation                11,462,726      10,800,711
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     10,381,191      11,043,206
                                             -------------   -------------
                                             $ 12,335,453    $ 15,387,316
                                             =============   =============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $     45,964    $     77,177
Due to affiliates                                  19,344          49,347
Accrued liabilities, principally
  real estate taxes                               551,280         548,122
Security deposits                                  96,931         100,592
Mortgage notes payable                         15,212,762      15,320,720
                                             -------------   -------------
     Total liabilities                         15,926,281      16,095,958

Limited Partners' deficit (30,005
  Interests issued and outstanding)            (3,366,783)       (483,243)

General Partner's deficit                        (224,045)       (225,399)
                                               -----------     -----------
     Total partner's deficit                   (3,590,828)       (708,642)
                                             -------------   -------------
                                             $ 12,335,453    $ 15,387,316
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
             for the years ended December 31, 1995, 1994 and 1993



                                        Partners' Deficit Accounts
                              --------------------------------------------
                                                General         Limited
                                   Total        Partner        Partners
                              -------------  ------------  ---------------

Balance at December 31, 1992  $ (1,081,763)  $  (229,130)  $     (852,633)

Net loss for the year
  ended December 31, 1993         (327,499)       (3,275)        (324,224)
                              -------------  ------------  ---------------
Balance at December 31, 1993    (1,409,262)     (232,405)      (1,176,857)

Net income for the year
  ended December 31, 1994          700,620         7,006          693,614
                              -------------  ------------  ---------------
Balance at December 31, 1994      (708,642)     (225,399)        (483,243)

Cash distributions (A)          (3,017,603)                    (3,017,603)

Net income for the year
  ended December 31, 1995          135,417         1,354          134,063
                              -------------  ------------  ---------------
Balance at December 31, 1995  $ (3,590,828)  $  (224,045)  $   (3,366,783)
                              =============  ============  ===============


  (A)  A distribution of $100.57 per Limited Partnership
       Interest was made in the fourth quarter of 1995.


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                  1995           1994          1993
                              -------------  ------------  ---------------
Income:
  Rental and service          $  5,861,649   $ 5,724,364   $    5,271,564
  Interest on short-term
    investments                    181,823        43,253           18,981
  Interest on wrap-around
    note receivable                              407,425
                              -------------  ------------  ---------------
    Total income                 6,043,472     6,175,042        5,290,545
                              -------------  ------------  ---------------

Expenses:
  Interest on mortgage notes
    payable                      1,448,914     1,463,776        1,419,454
  Interest on short-term
    loans from affiliate                           5,773           38,845
  Depreciation                     662,015       655,407          648,503
  Amortization of deferred
    expenses                        53,836        53,836           32,860
  Property operating             2,478,862     2,424,097        2,398,046
  Real estate taxes                555,297       545,503          534,618
  Property management fees         279,931       286,031          262,846
  Administrative                   429,200       326,461          282,872
                              -------------  ------------  ---------------
    Total expenses               5,908,055     5,760,884        5,618,044
                              -------------  ------------  ---------------
Income (loss) before gain
  on sale of property              135,417       414,158         (327,499)

Gain on sale of property                         286,462
                              -------------  ------------  ---------------
Net income (loss)             $    135,417   $   700,620   $     (327,499)
                              =============  ============  ===============
Net income (loss) allocated
  to General Partner          $      1,354   $     7,006   $       (3,275)
                              =============  ============  ===============
Net income (loss) allocated
  to Limited Partners         $    134,063   $   693,614   $     (324,224)
                              =============  ============  ===============
Net income (loss) per Limited
  Partnership Interest
  (30,005 issued and
  outstanding)                $       4.47   $     23.12   $       (10.81)
                              =============  ============  ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                   1995           1994          1993
                              -------------  ------------  ---------------
Operating activities:
  Net income (loss)           $    135,417   $   700,620   $     (327,499)
  Adjustments to reconcile
   net income (loss)to net
   cash provided by
   operating activities:
    Gain on sale of property                    (286,462)
    Depreciation of properties     662,015       655,407          648,503
    Amortization of deferred
      expenses                      53,836        53,836           32,860
    Net change in:
     Escrow deposits -
       unrestricted                (79,858)     (138,271)        (373,551)
     Escrow deposits -
       restricted                  (42,817)      (12,672)         (30,839)
     Accounts and accrued
       interest receivable          32,872       (33,711)
     Prepaid expenses              (63,360)
     Accounts payable              (31,213)       22,474          (11,679)
     Due to affiliates             (30,003)       11,936           (8,996)
     Accrued liabilities             3,158        13,580          393,159
     Security deposits              (3,661)      (15,559)          16,680
                              -------------  ------------  ---------------
  Net cash provided by
   operating activities            636,386       971,178          338,638
                              -------------  ------------  ---------------
Investing activities:
  Additions to properties                        (60,134)        (133,077)
  Proceeds from wrap-around
   note receivable                             1,792,575
                                             ------------  ---------------
  Net cash provided by or used
    in investing activities                    1,732,441         (133,077)
                                             ------------  ---------------
Financing activities:
  Proceeds from issuance of
   mortgage notes payable                                      12,350,000
  Payments of mortgage notes
   payable                                                    (10,025,572)
  Repayment of loans payable-
    affiliate                                   (417,775)      (1,361,965)
  Principal payments on
   mortgage notes payable         (107,958)      (98,344)        (132,236)
  Funding of repair escrows                                      (235,277)
  Releases of repair escrows                      99,903          135,374
  Releases of escrow deposits
    - restricted                    42,460       109,822          102,860
  Payment of deferred expenses                                   (474,277)
  Distributions to Limited
    Partners                    (3,017,603)
                              -------------  ------------  ---------------
  Net cash used in or
    provided by financing
    activities                  (3,083,101)     (306,394)         358,907
                              -------------  ------------  ---------------
Net change in cash and cash
  equivalents                   (2,446,715)    2,397,225          564,468
Cash and cash equivalents at
  beginning of period            2,988,843       591,618           27,150
                              -------------  ------------  ---------------
Cash and cash equivalents at
  end of period               $    542,128   $ 2,988,843   $      591,618
                              =============  ============  ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Properties Ltd.-VIII is engaged principally in the operation of residential real estate located in Texas and Colorado.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

               Buildings and improvements       15 to 33 years
               Furniture and fixtures            3 to 5  years

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles. Deferred gains on the sales of properties result from sales recorded under the installment method. Gains are recognized based on the gross profit percentage as future sales proceeds are collected.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of loan refinancing fees which are amortized over the terms of the respective agreements.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(f) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(h) The Partnership is not liable for Federal income taxes and each Partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Several reclassifications have been made to the previously reported 1994 and 1993 financial statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

4. Wrap-around Note Receivable:

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

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                   Carrying     Carrying  Current Final
Property           Amount of   Amount of   Inter- Matur-  Current   Estimated
Pledged as         Notes at     Notes at    est    ity    Monthly    Balloon
Collateral         12/31/95     12/31/94    Rate   Date   Payment    Payment
-----------       -----------  ---------- ------- ------- --------  -------
Apartment Complexes:
Cedar Creek
  Phase I         $ 2,333,156  $ 2,350,562  9.38%   2003   $19,763 $2,138,000
Cedar Creek
  Phase II          2,775,228    2,795,931  9.38%   2003    23,507  2,543,000
Greentree Village   3,083,359    3,099,604  9.75%   2026    26,479  None
Walnut Hills
  Phase I           5,125,345    5,164,476  9.26%   2002    42,977  4,767,000
Walnut Hills
  Phase II          1,895,674    1,910,147  9.26%   2002    15,896  1,763,000
                  -----------  -----------

    Total         $15,212,762  $15,320,720
                  ===========  ===========

All of the Partnership's loans described above require current monthly payments of principal and interest.

Real estate with an aggregate carrying value of $10,381,191 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

Future annual maturities of the above mortgage notes payable during each of the next five years are approximately as follows :

                         1996           $  119,000
                         1997              130,000
                         1998              143,000
                         1999              157,000
                         2000              172,000

During the years ended December 31, 1995, 1994 and 1993, the Partnership incurred and paid interest expense on mortgage notes payable of $1,448,914, $1,463,776 and $1,419,454, respectively.

6. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $293,252 higher than the tax loss of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:


                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          -------  ------  -------  ------  ------- -------

Property management fees None None $283,313 None $263,313 $22,346 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting            $34,886  $3,244   50,895 $18,653   47,708   3,941
    Data processing        21,180   2,454   23,660   4,773   13,598   2,824
    Investor communica-
      tions                 5,217    None   17,584   4,864   17,915   1,480
    Legal                  15,472   2,769    6,703   3,202    6,139     507
    Portfolio management   63,955  10,531   27,997  15,353   28,449   3,637
    Other                   1,994     346   18,156   2,502    7,851     648

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $35,119, $49,714 and $25,901 for 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third-party in November 1994.

As of December 31, 1993, the Partnership had loans from the General Partner totaling $417,775, which were repaid during 1994 with cash flow available from property operations. The Partnership incurred interest expense of $5,773 and

$38,845, and paid interest expense of $7,801 and $46,898 in 1994 and 1993, respectively, on these loans.

9. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts payable and restricted escrow deposits approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

10. Subsequent Events:

(a) In January 1996, the Partnership paid $225,038 to Limited Partners representing the quarterly distribution of available Net Cash Receipts of $7.50 per Interest for the fourth quarter of 1995.

(b) On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

                                   BALCOR EQUITY PROPERTIES LTD.-VIII
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acqusition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs        of Basis
     Description              brances     Land    provements    ments       (a)            (b)
---------------------         -------   -------- ------------ ---------  ---------     ---------
Cedar Creek Apts./I,
  176-units in
  San Antonio, TX               (e)   $  196,020  $ 4,591,190  $ 94,448     $ 6,801  ($1,299,826)
Cedar Creek Apts./II,
  216-units in San
  Antonio, TX                   (e)      300,000    6,189,358    59,907       9,336   (1,680,893)
Greentree Village
  Apts., 216-units in
  Colorado Springs, CO (g)      (e)      395,800    5,564,212   250,877      10,680          None
Walnut Hills Apts./I,
  192-units in San
  Antonio, TX                   (e)      247,228    3,314,879    82,225      15,728     (347,203)
Walnut Hills Apts./II,
  232-units in San
  Antonio, TX                   (e)      372,576    3,764,901    92,722      15,748     (402,797)
                                      ----------  -----------  --------     -------  ------------

    Total                             $1,511,624  $23,424,540  $580,179     $58,293  ($3,730,719)
                                      ==========  ===========  ========     =======  ============
See Notes (a) through (i) following.

                                   BALCOR EQUITY PROPERTIES LTD.-VIII
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                       Life Upon
                             Carried at Close of Period                                    Which Depre-
                          --------------------------------                                  ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land    provements      (c)(d)     tion(c)    truction  uired   is Computed
-------------------      --------------------- ------------ ---------------------  ------ --------------
Cedar Creek Apts./I,
  176-units in
  San Antonio, TX         $143,150  $3,445,483   $3,588,633  $2,136,070     1978    4/07/81     (f)
Cedar Creek Apts./II,
  216-units in San
  Antonio, TX              222,714   4,654,994    4,877,708   2,834,985     1979    4/07/81     (f)
Greentree Village
  Apts., 216-units in
  Colorado Springs, CO (g) 396,747   5,824,822    6,221,569   3,662,696     (h)    11/06/80     (f)
Walnut Hills Apts./I,
  192-units in San
  Antonio, TX              224,767   3,088,090    3,312,857   1,415,181     1979   11/04/86(i)  (f)
Walnut Hills Apts./II,
  232-units in San
  Antonio, TX              338,520   3,504,630    3,843,150   1,413,794     1980   11/04/86(i)  (f)
                        ---------- -----------  ----------- -----------

    Total               $1,325,898 $20,518,019  $21,843,917 $11,462,726
                        ========== ===========  =========== ===========

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(b) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

                       (c)Reconciliation of Real Estate
                       --------------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------
    Balance at beginning of year   $21,843,917  $21,783,783  $21,650,706
      Additions during year:
        Improvements                      None       60,134      133,077
      Deductions during year:
        Foreclosure of investment
          property                        None         None         None
                                   -----------  -----------  -----------
    Balance at end of year         $21,843,917  $21,843,917  $21,783,783
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------
    Balance at beginning of year   $10,800,711  $10,145,304   $9,496,801
    Depreciation expense for the
      year                             662,015      655,407      648,503
    Accumulated depreciation of
      foreclosed investment
      property                            None         None         None
                                   -----------  -----------  -----------
    Balance at end of year         $11,462,726  $10,800,711  $10,145,304
                                   ===========  ===========  ===========

(d) The aggregate cost of land for Federal income tax purposes is $1,627,607 and the aggregate cost of buildings and improvements for Federal income tax purposes is $10,133,138. The total of these is $11,760,745.

(e) See description of mortgage notes payable in Note 5 of Notes to Financial Statements.

(f) Depreciation expense is computed based upon the following estimated useful lives:

               Buildings and improvements       15 to 33 years
               Furniture and fixtures            3 to 5  years

(g) The Greentree Village Apartments cash balance is restricted due to provisions of the HUD financing agreement.

(h) This apartment complex was completed in stages from 1971 to 1979.

(i) During 1986, these properties were acquired at a foreclosure sale.