Form 10-Q
period 1996-03-31
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1996-05-15
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-9541
                       -------

                     BALCOR EQUITY PROPERTIES LTD.-VIII
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Illinois                                      36-3011615
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road, Suite A200
Bannockburn, Illinois                                   60015
- ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                               1996             1995
                                           --------------   --------------
Cash and cash equivalents                  $     609,707    $     542,128
Escrow deposits - unrestricted                   415,117          803,873
Escrow deposits - restricted                     104,732           94,709
Prepaid expenses                                  15,394           64,199
Deferred expenses, net of accumulated
  amortization of $160,688 in 1996 and
  $147,229 in 1995                               435,894          449,353
                                           --------------   --------------
                                               1,580,844        1,954,262
                                           --------------   --------------
Investment in real estate:
  Land                                         1,325,898        1,325,898
  Buildings and improvements                  20,518,019       20,518,019
                                           --------------   --------------
                                              21,843,917       21,843,917
  Less accumulated depreciation               11,628,752       11,462,726
                                           --------------   --------------
Investment in real estate, net of
  accumulated depreciation                    10,215,165       10,381,191
                                           --------------   --------------
                                           $  11,796,009    $  12,335,453
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                           $      33,572    $      45,964
Due to affiliates                                 27,330           19,344
Accrued liabilities, principally
  real estate taxes                              143,415          551,280
Security deposits                                 92,591           96,931
Mortgage notes payable                        15,184,160       15,212,762
                                           --------------   --------------
     Total liabilities                        15,481,068       15,926,281
                                           --------------   --------------
Limited Partners' deficit (30,005
  Interests issued and outstanding)           (3,462,322)      (3,366,783)

General Partner's deficit                       (222,737)        (224,045)
                                           --------------   --------------
     Total partners' deficit                  (3,685,059)      (3,590,828)
                                           --------------   --------------
                                           $  11,796,009    $  12,335,453
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                           --------------   --------------
Income:
  Rental and service                       $   1,395,378    $   1,495,588
  Interest on short-term investments               5,729           51,144
                                           --------------   --------------
    Total income                               1,401,107        1,546,732
                                           --------------   --------------
Expenses:
  Interest on mortgage notes payable             361,165          363,893
  Depreciation                                   166,026          160,856
  Amortization of deferred expenses               13,459           13,459
  Property operating                             501,177          540,476
  Real estate taxes                               95,123          138,180
  Property management fees                        70,410           74,649
  Administrative                                  62,940           62,638
                                           --------------   --------------
    Total expenses                             1,270,300        1,354,151
                                           --------------   --------------
Net income                                 $     130,807    $     192,581
                                           ==============   ==============
Net income allocated to General Partner    $       1,308    $       1,926
                                           ==============   ==============
Net income allocated to Limited Partners   $     129,499    $     190,655
                                           ==============   ==============
Net income per Limited Partnership
 Interest (30,005 issued and outstanding)  $        4.32    $        6.35
                                           ==============   ==============
Distribution to Limited Partners           $     225,038             None
                                           ==============   ==============
Distribution per Limited Partnership
  Interest                                 $        7.50             None
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                           --------------   --------------
Operating activities:
    Net income                             $     130,807    $     192,581
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation of properties             166,026          160,856
          Amortization of deferred expenses       13,459           13,459
          Net change in:
            Escrow deposits - unrestricted       388,756          365,241
            Escrow deposits - restricted         (10,023)           3,450
            Prepaid expenses                      48,805
            Accounts payable                     (12,392)         (29,601)
            Due to affiliates                      7,986           19,721
            Accrued liabilities                 (407,865)        (398,217)
            Security deposits                     (4,340)           2,293
                                           --------------   --------------
    Net cash provided by operating
     activities                                  321,219          329,783
                                           --------------   --------------
Financing activities:
    Principal payments on mortgage notes
      payable                                    (28,602)         (26,052)
    Distribution to Limited Partners            (225,038)
                                           --------------   --------------
    Cash used in financing activities           (253,640)         (26,052)
                                           --------------   --------------
Net change in cash and cash equivalents           67,579          303,731
Cash and cash equivalents at beginning
    of period                                    542,128        2,988,843
                                           --------------   --------------
Cash and cash equivalents at end of period $     609,707    $   3,292,574
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $361,165 and $363,893, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:


                                         Paid     Payable
                                        --------  --------
     Reimbursement of expenses to
       the General Partner, at cost     $14,068   $27,330

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

A special distribution to Limited Partners in October 1995 of proceeds received from the Sherwood Lakes Apartments note repayment in 1994 caused a decrease in average cash balances during 1996 as compared to 1995, resulting in a decrease in interest earned on short-term investments. This was the principal reason net income decreased during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Average occupancy levels decreased at four of the Partnership's five properties, resulting in a decrease in rental and service income for 1996 when compared to 1995. All four of these properties are located in the San Antonio, Texas market. The phase out of the corporate suite rental program at Cedar Creek - Phase I and II apartment complexes also contributed to the decrease in rental and service income.

Interest income on short-term investments decreased during 1996 when compared to 1995 due to lower average cash balances resulting from a special distribution made to the Limited Partners in October 1995 primarily from the Sherwood Lakes note receivable repayment.

Real estate tax expenses decreased during 1996 when compared to 1995 due to decreases in the assessed values of the San Antonio properties, in particular, the Walnut Hills - Phase II Apartments.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $68,000 as of March 31, 1996 when compared to December 31, 1995. The Partnership generated cash flow from operating activities of approximately $321,000, primarily from the operations of its properties, which was partially offset by the payment of administrative expenses. The Partnership's financing activities consisted primarily of distributions to the Limited Partners of approximately $225,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, four of the Partnership's five properties generated positive cash flow. The Walnut Hills - Phase I Apartments generated a marginal cash flow deficit during 1996 and 1995; however, the combined property operations of the Walnut Hills - Phase I and Phase II apartment complexes generated positive cash flow during the same periods. As of March 31, 1996, the occupancy rates of the Partnership's four properties located in the San Antonio market ranged from 84% to 88%. The Greentree Village Apartments occupancy rate was 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, improving operating performance, and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership has entered into a contract to sell the Greentree Village Apartments for a sale price of $8,800,000 and is actively marketing the remaining properties in its portfolio. See Item 5. Other Information for additional information. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain refinancing of existing loans with new lenders, the Partnership has no third-party financing which matures prior to 2002.

Quarterly distributions were suspended for the first quarter of 1996 due to costs associated with the three unsolicited tender offers to Limited Partners and the decrease in rental and service income experienced at the San Antonio properties. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
- --------------------------

Greentree Village Apartments
- -----------------------------

In 1980, the Partnership acquired the Greentree Village Apartments, Colorado Springs, Colorado, utilizing approximately $2,120,000 in offering proceeds. The property was acquired subject to an all inclusive mortgage loan ("Wrap Loan") in the amount of approximately $3,900,000. In 1986, the Partnership made an approximately $2,154,000 prepayment on the Wrap Loan and assumed the underlying first mortgage loan in the principal amount of approximately $1,660,000. The loan was refinanced in 1991 with a new first mortgage loan in the amount of $3,150,000. The Partnership received approximately $1,089,000 in excess refinancing proceeds.

On May 6, 1996, the Partnership contracted to sell the property for a sale price of $8,800,000 to an unaffiliated party, Griffis/Blessing, Inc. (the "Purchaser"), a Colorado corporation. The Purchaser is obligated to deposit $150,000 into an escrow account as earnest money. The remainder of the purchase price will be payable in cash at closing, expected to be August 15, 1996. From the proceeds of the sale, the Partnership will pay the outstanding balance of the first mortgage loan, which is expected to be approximately $3,073,000 at closing, closing costs and $220,000 to an unaffiliated party as a brokerage commission. Neither the General Partner nor its affiliates will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

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

(10) Agreement of Sale and attachment thereto relating to the sale of Greentree Village Apartments, Colorado Springs, Colorado, is attached hereto.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1996.

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



Date: May 15, 1996
      --------------------