Form 10-Q
period 1996-06-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1996-08-13
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                 1996             1995
                                           ---------------  ---------------
Cash and cash equivalents                  $      596,456   $      542,128
Escrow deposits - unrestricted                    407,949          803,873
Escrow deposits - restricted                      115,533           94,709
Prepaid expenses                                  156,502           64,199
Deferred expenses, net of accumulated
  amortization of $174,147 in 1996 and
  $147,229 in 1995                                422,435          449,353
                                           ---------------  ---------------
                                                1,698,875        1,954,262
                                           ---------------  ---------------
Investment in real estate
  Land                                          1,325,898        1,325,898
  Buildings and improvements                   20,518,019       20,518,019
                                           ---------------  ---------------
                                               21,843,917       21,843,917
  Less accumulated depreciation                11,794,778       11,462,726
                                           ---------------  ---------------
Investment in real estate, net of
  accumulated depreciation                     10,049,139       10,381,191
                                           ---------------  ---------------
                                           $   11,748,014   $   12,335,453
                                           ===============  ===============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                           $       31,951   $       45,964
Due to affiliates                                  27,193           19,344
Accrued liabilities, principally
  real estate taxes                               258,561          551,280
Security deposits                                  93,853           96,931
Mortgage notes payable                         15,154,882       15,212,762
                                           ---------------  ---------------
     Total liabilities                         15,566,440       15,926,281
                                           ---------------  ---------------
Limited Partners' deficit (30,005
  Interests issued and outstanding             (3,594,355)      (3,366,783)

General Partner's deficit                        (224,071)        (224,045)
                                           ---------------  ---------------
     Total partners' deficit                   (3,818,426)      (3,590,828)
                                           ---------------  ---------------
                                           $   11,748,014   $   12,335,453
                                           ===============  ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                1996             1995
                                           ---------------  ---------------
Income:
  Rental and service                       $    2,763,024   $    2,986,216
  Interest on short-term investments               14,377           99,487
                                           ---------------  ---------------
    Total income                                2,777,401        3,085,703
                                           ---------------  ---------------

Expenses:
  Interest on mortgage notes payable              721,699          726,907
  Depreciation                                    332,052          321,314
  Amortization of deferred expenses                26,918           26,918
  Property operating                            1,169,408        1,149,829
  Real estate taxes                               224,403          278,824
  Property management fees                        137,329          144,752
  Administrative                                  168,152          154,276
                                           ---------------  ---------------
    Total expenses                              2,779,961        2,802,820
                                           ---------------  ---------------
Net (loss) income                          $       (2,560)  $      282,883
                                           ===============  ===============
Net (loss) income allocated to
    General Partner                        $          (26)  $        2,829
                                           ===============  ===============
Net (loss) income allocated to
    Limited Partners                       $       (2,534)  $      280,054
                                           ===============  ===============
Net (loss) income per Limited
    Partnership Interest
    (30,005 issued and outstanding)        $        (0.08)  $         9.33
                                           ===============  ===============
Distribution to Limited Partners           $      225,038             None
                                           ===============  ===============
Distribution per Limited Partnership
    Interest                               $         7.50             None
                                           ===============  ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                1996             1995
                                           ---------------  ---------------
Income:
  Rental and service                       $    1,367,646   $    1,490,628
  Interest on short-term investments                8,648           48,343
                                           ---------------  ---------------
    Total income                                1,376,294        1,538,971
                                           ---------------  ---------------

Expenses:
  Interest on mortgage notes payable              360,534          363,014
  Depreciation                                    166,026          160,458
  Amortization of deferred expenses                13,459           13,459
  Property operating                              668,231          609,353
  Real estate taxes                               129,280          140,644
  Property management fees                         66,919           70,103
  Administrative                                  105,212           91,638
                                           ---------------  ---------------
    Total expenses                              1,509,661        1,448,669
                                           ---------------  ---------------
Net (loss) income                          $     (133,367)  $       90,302
                                           ===============  ===============
Net (loss) income allocated to
    General Partner                        $       (1,334)  $          903
                                           ===============  ===============
Net (loss) income allocated to
    Limited Partners                       $     (132,033)  $       89,399
                                           ===============  ===============
Net (loss) income per Limited
    Partnership Interest
    (30,005 issued and outstanding)        $        (4.40)  $         2.98
                                           ===============  ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                           ---------------  ---------------
Operating activities:
    Net (loss) income                      $       (2,560)  $      282,883
    Adjustments to reconcile net (loss)
      income to net cash provided by
      operating activities
          Depreciation of properties              332,052          321,314
          Amortization of deferred expenses        26,918           26,918
          Net change in:
            Escrow deposits - unrestricted        395,924          120,161
            Escrow deposits - restricted          (20,824)         (21,362)
            Accounts and accrued interest
             receivable                                             (7,987)
            Prepaid expenses                      (92,303)
            Accounts payable                      (14,013)          (2,799)
            Due to affiliates                       7,849          (44,526)
            Accrued liabilities                  (292,719)        (273,315)
            Security deposits                      (3,078)           5,185
                                           ---------------  ---------------
    Net cash provided by operating
    activities                                    337,246          406,472
                                           ---------------  ---------------
Financing activities:
    Distribution to Limited Partners             (225,038)
    Principal payments on mortgage notes          (57,880)         (52,719)
      payable
    Releases of escrow deposits -
      restricted                                                    14,000
                                           ---------------  ---------------
   Net cash used in financing activities         (282,918)         (38,719)
                                           ---------------  ---------------

Net change in cash and cash equivalents            54,328          367,753
Cash and cash equivalents at beginning
    of period                                     542,128        2,988,843
                                           ---------------  ---------------

Cash and cash equivalents at end of period $      596,456   $    3,356,596
                                           ===============  ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $721,699 and $726,907, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:


                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

     Reimbursement of expenses to
       the General Partner, at cost $    45,068   $ 31,000     $  27,193

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

Operations
- ----------

Summary of Operations
- ---------------------

Average occupancy levels decreased at four of the Partnership's five properties, resulting in a decrease in rental and service income for 1996 when compared to 1995. A special distribution to Limited Partners in October 1995 of proceeds received from the Sherwood Lakes Apartments note repayment in 1994 caused a decrease in average cash balances during 1996 as compared to 1995, resulting in a decrease in interest earned on short-term investments. These were the principal reasons a net loss was recognized during the six months and quarter ended June 30, 1996 as compared to net income during the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the quarters ended June 30, 1996 and 1995.

Average occupancy levels decreased at four of the Partnership's five properties, resulting in a decrease in rental and service income for 1996 when compared to 1995. All four of these properties are located in the San Antonio, Texas market. The properties are experiencing increased competition from new construction of single and multi-family housing. The phase out of the corporate suite rental program at Cedar Creek - Phase I and II apartment complexes also contributed to the decrease in rental and service income.

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

The Partnership incurred higher printing and postage costs in connection with its response to a tender offer during the first quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $54,000 as of June 30, 1996 when compared to December 31, 1995. The Partnership generated cash flow from operating activities of approximately $337,000, primarily from the operations of its properties, which was partially offset by the payment of administrative expenses. The Partnership's financing activities consisted primarily of distributions to the Limited Partners of approximately $225,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 two of the Partnership's five properties generated positive cash flow, and during 1995 four of the Partnership's five properties generated positive cash flow. The Walnut Hills - Phase I Apartments generated a marginal cash flow deficit during 1996 and 1995; however, the combined property operations of the Walnut Hills - Phase I and Phase II apartment complexes generated positive cash flow during the same periods. The Cedar Creek - Phase I and II apartment complexes generated marginal cash flow deficits during 1996 and positive cash flow during 1995. The decrease is due to reduced occupancy and rental rates at these apartment complexes. The San Antonio market has experienced an increase in construction of new single and multi-family housing that has increased competition for tenants. The average occupancy rate for this market is currently 91%. As of June 30, 1996, the occupancy rates of the Partnership's four properties located in the San Antonio market ranged from 80% to 93%. The Greentree Village Apartments occupancy rate was 99%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, improving operating performance, and seeking rent increases where market conditions allow.

The Partnership has entered into a contract to sell the Greentree Village Apartments for a sale price of $8,800,000, but currently is not actively marketing the remaining properties in its portfolio due to weakness in the San Antonio market.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain refinancing of existing loans with new lenders, the Partnership has no third-party financing which matures prior to 2002.

Quarterly distributions were suspended for the first quarter of 1996 due to costs associated with the three unsolicited tender offers to Limited Partners and the decrease in rental and service income experienced at the San Antonio properties. Distributions will commence when the Partnership has appropriate cash reserves to meet cash or liquidity requirements which may occur. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

(10) Agreement of Sale and attachment thereto relating to the sale of Greentree Village Apartments, Colorado Springs, Colorado, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the six months ended June 30, 1996.

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



Date: August 13, 1996
      --------------------