Form 10-Q
period 1996-09-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1996-11-13
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
       EXCHANGE ACT OF 1934.

 For the quarterly period ended September 30, 1996
                                ------------------
                                        OR

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

                                  BALANCE SHEETS
                     September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                      ASSETS

                                                   1996            1995
                                              -------------   -------------
 Cash and cash equivalents                    $  5,972,755    $    542,128
 Escrow deposits - unrestricted                    476,330         803,873
 Escrow deposits - restricted                                       94,709
 Prepaid expenses                                  113,708          64,199
 Deferred expenses, net of accumulated
   amortization of $167,805 in 1996 and
   $127,867 in 1995                                306,472         449,353
                                              -------------   -------------
                                                 6,869,265       1,954,262
                                              -------------   -------------
 Investment in real estate
   Land                                            929,151       1,325,898
   Buildings and improvements                   14,693,197      20,518,019
                                              -------------   -------------
                                                15,622,348      21,843,917
   Less accumulated depreciation                 8,151,881      11,462,726
                                              -------------   -------------
 Investment in real estate, net of
   accumulated depreciation                      7,470,467      10,381,191
                                              -------------   -------------
                                              $ 14,339,732    $ 12,335,453
                                              =============   =============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Accounts payable                             $     42,956    $     45,964
 Due to affiliates                                  34,809          19,344
 Accrued real estate taxes                         366,641         551,280
 Security deposits                                  73,854          96,931
 Mortgage notes payable                         12,054,815      15,212,762
                                              -------------   -------------
      Total liabilities                         12,573,075      15,926,281
                                              -------------   -------------
 Limited Partners' capital (deficit)
  (30,005 Interests issued and outstanding)      1,934,876      (3,366,783)

 General Partner's deficit                        (168,219)       (224,045)
                                              -------------   -------------
      Total partners' capital (deficit)          1,766,657      (3,590,828)
                                              -------------   -------------
                                              $ 14,339,732    $ 12,335,453
                                              =============   =============

     The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES, LTD. - VIII
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the nine months ended September 30, 1996 and 1995
                                   (Unaudited)



                                                   1996            1995
                                              -------------   -------------
 Income:
   Rental and service                         $  3,989,560    $  4,481,962
   Interest on short-term investments               59,424         149,178
                                              -------------   -------------
     Total income                                4,048,984       4,631,140
                                              -------------   -------------

 Expenses:
   Interest on mortgage notes payable            1,053,147       1,088,233
   Depreciation                                    473,640         482,569
   Amortization of deferred expenses                39,938          40,377
   Property operating                            1,946,194       1,795,161
   Real estate taxes                               350,016         418,121
   Property management fees                        197,377         215,252
   Administrative                                  249,206         231,933
                                              -------------   -------------
     Total expenses                              4,309,518       4,271,646
                                              -------------   -------------
 (Loss) income before gain on sale
   of property and extraordinary item             (260,534)        359,494

 Gain on sale of property                        5,946,000
                                              -------------   -------------
 Income before extraordinary item                5,685,466         359,494

 Extraordinary item:
   Debt extinguishment expense                    (102,943)
                                              -------------   -------------
 Net income                                   $  5,582,523    $    359,494
                                              =============   =============
 Income before extraordinary item
   allocated to General Partner               $     56,855    $      3,595
                                              =============   =============
 Income before extraordinary item
   allocated to Limited Partners              $  5,628,611    $    355,899
                                              =============   =============
 Income before extraordinary item
   per Limited Partnership Interest
   (30,005 issued and outstanding)            $     187.59    $      11.86
                                              =============   =============
 Extraordinary item allocated to
   General Partner                            $     (1,029)           None
                                              =============   =============

 Extraordinary item allocated to
   Limited Partners                           $   (101,914)           None
                                              =============   =============
 Extraordinary item per Limited
   Partnership Interest (30,005
   issued and outstanding)                    $      (3.40)           None
                                              =============   =============
 Net income allocated to
   General Partner                            $     55,826    $      3,595
                                              =============   =============
 Net income allocated to
   Limited Partners                           $  5,526,697    $    355,899
                                              =============   =============
 Net income per Limited
   Partnership Interest (30,005
   issued and outstanding)                    $     184.19    $      11.86
                                              =============   =============
 Distribution to Limited Partners             $    225,038            None
                                              =============   =============
 Distribution per Limited Partnership
   Interest                                   $       7.50            None
                                              =============   =============

 The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES, LTD. - VIII
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended September 30, 1996 and 1995
                                   (Unaudited)



                                                   1996            1995
                                              -------------   -------------
 Income:
   Rental and service                         $  1,226,536    $  1,495,746
   Interest on short-term investments               45,047          49,691
                                              -------------   -------------
     Total income                                1,271,583       1,545,437
                                              -------------   -------------

 Expenses:
   Interest on mortgage notes payable              331,448         361,326
   Depreciation                                    141,588         161,255
   Amortization of deferred expenses                13,020          13,459
   Property operating                              776,786         645,332
   Real estate taxes                               125,613         139,297
   Property management fees                         60,048          70,500
   Administrative                                   81,054          77,657
                                              -------------   -------------
     Total expenses                              1,529,557       1,468,826
                                              -------------   -------------
 (Loss) income before gain on sale
   of property and extraordinary item             (257,974)         76,611

 Gain on sale of property                        5,946,000
                                              -------------   -------------
 Income before extraordinary item                5,688,026          76,611

 Extraordinary item:
   Debt extinguishment expense                    (102,943)
                                              -------------   -------------
 Net income                                   $  5,585,083    $     76,611
                                              =============   =============
 Income before extraordinary item
   allocated to General Partner               $     56,881    $        766
                                              =============   =============
 Income before extraordinary item
   allocated to Limited Partners              $  5,631,145    $     75,845
                                              =============   =============
 Income before extraordinary item
   per Limited Partnership Interest
   (30,005 issued and outstanding)            $     187.67    $       2.53
                                              =============   =============
 Extraordinary item allocated to
   General Partner                            $     (1,029)           None
                                              =============   =============

 Extraordinary item allocated to
   Limited Partners                           $   (101,914)           None
                                              =============   =============
 Extraordinary item per Limited
   Partnership Interest (30,005
   issued and outstanding)                    $      (3.40)           None
                                              =============   =============
 Net income allocated to
   General Partner                            $     55,852    $        766
                                              =============   =============
 Net income allocated to
   Limited Partners                           $  5,529,231    $     75,845
                                              =============   =============
 Net income per Limited
   Partnership Interest (30,005
   issued and outstanding)                    $     184.27    $       2.53
                                              =============   =============

 The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES, LTD. - VIII
                        (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                   1996            1995
                                              -------------   -------------
 Operating activities:
   Net income                                 $  5,582,523    $    359,494
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Gain on sale of property                 (5,946,000)
       Debt extinguishment expense                 102,943
       Depreciation of properties                  473,640         482,569
       Amortization of deferred expenses            39,938          40,377
       Net change in:
         Escrow deposits - unrestricted            327,543         115,352
         Escrow deposits - restricted               94,709         (32,090)
         Accounts and accrued interest
           receivable                                               23,178
         Prepaid expenses                          (49,509)       (105,155)
         Accounts payable                           (3,008)        (23,162)
         Due to affiliates                          15,465         (27,881)
         Accrued liabilities                      (184,639)       (134,018)
         Security deposits                         (23,077)          2,212
                                              -------------   -------------
   Net cash provided by operating activities       430,528         700,876
                                              -------------   -------------
 Investing activities:
   Proceeds from sale of property                8,800,000
   Payment of selling costs                       (416,916)
                                              -------------
   Net cash provided by investing activities     8,383,084
                                              -------------
 Financing activities:
   Distribution to Limited Partners               (225,038)
   Repayment of mortgage note payable           (3,073,129)
   Principal payments on mortgage notes
     payable                                       (84,818)        (80,016)
   Releases of escrow deposits - restricted                         24,900
                                              -------------   -------------
   Net cash used in financing activities        (3,382,985)        (55,116)
                                              -------------   -------------

 Net change in cash and cash equivalents         5,430,627         645,760
 Cash and cash equivalents at beginning
   of period                                       542,128       2,988,843
                                              -------------   -------------
 Cash and cash equivalents at end of period   $  5,972,755    $  3,634,603
                                              =============   =============

 The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES LTD.-VIII
                        (An Illinois Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


 1. Accounting Policy:

 A reclassification has been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

 2. Interest Expense:

 During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $1,053,147 and $1,088,233, respectively.

 3. Transactions with Affiliates:

 Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                             Paid
                                     -----------------------
                                      Nine Months    Quarter      Payable
                                     ------------  ---------    ----------

       Reimbursement of expenses to
         the General Partner, at cost     $54,443    $9,375       $34,809

 4. Property Sale:

 In August 1996, the Partnership sold the Greentree Village Apartments in an all cash sale for $8,800,000. From the proceeds of the sale, the Partnership paid $3,073,129 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $416,916 in selling costs. The basis of the property was $2,437,084, which is net of accumulated depreciation of $3,784,485. For financial statement purposes, the Partnership recognized a gain of $5,946,000 from the sale of this property.

 5. Extraordinary Item:

 In connection with the sale of Greentree Village Apartments in August 1996, the Partnership fully amortized the remaining deferred financing fees of $102,943 which was recognized as an extraordinary item and classified as debt extinguishment expense.

 6. Subsequent Event:

 In October 1996, the Partnership made a distribution of $4,200,700 ($140.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of Net Cash Proceeds from the August 1996 sale of Greentree Village Apartments.

                        BALCOR EQUITY PROPERTIES LTD.-VIII
                        (An Illinois Limited Partnership)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

 Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. Nine of these properties have been sold or relinquished through foreclosure. The Partnership continues to operate the four remaining properties.

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

 Operations
 ----------

 Summary of Operations
 ---------------------

 The Partnership sold the Greentree Village Apartments in August 1996 and recognized a gain on the sale of this property. As a result of this gain, the Partnership generated higher net income during the nine months and quarter ended September 30, 1996, as compared to the same periods in 1995. Further discussion of the Partnership's operations are summarized below.

 1996 Compared to 1995
 ---------------------

 Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

 In August 1996, the Partnership sold the Greentree Village Apartments and recognized a gain on sale of $5,946,000 and debt extinguishment expense of $102,943. This sale also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expense, real estate taxes and property management fees during 1996 as compared to 1995.

 Average occupancy levels decreased at all of the Partnership's remaining properties, which further contributed to the decrease in rental and service income during 1996 when compared to 1995. All of these properties are located in the San Antonio, Texas market. The properties are experiencing increased competition from new construction of single and multifamily housing. The phase out of the corporate suite rental program at Cedar Creek Apartments - Phases I and II also contributed to the decrease in rental and service income.

 Interest income on short-term investments decreased during 1996 when compared to 1995 due to lower average cash balances resulting from a special distribution made to the Limited Partners in October 1995 primarily from the Sherwood Lakes note receivable repayment.

 As a result of increased expenditures for payroll and carpet replacement at Cedar Creek Apartments - Phases I and II, property operating expense increased during 1996 when compared to 1995. The decrease in property operating expense resulting from the sale of Greentree Village Apartments, as described above, partially offset this increase.

 Real estate tax expense decreased during 1996 when compared to 1995 due to decreases in the assessed values of the Partnership's properties located in the San Antonio, Texas market, in particular, Walnut Hills Apartments - Phase II.


 Liquidity and Capital Resources
 -------------------------------

 The cash position of the Partnership increased by approximately $5,431,000 as of September 30, 1996, when compared to December 31, 1995, primarily as a result of the net proceeds received from the sale of Greentree Village Apartments in August 1996. Cash flow of approximately $431,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities of approximately $8,383,000 consisted of proceeds from the sale of Greentree Village Apartments, less selling costs. Cash used in financing activities of approximately $3,383,000 consisted of a distribution to the Limited Partners, the repayment of the mortgage note payable on Greentree Village Apartments and principal payments on mortgage notes payable. Additionally, the Partnership made a special distribution to the Limited Partners in October 1996 from proceeds received from the August 1996 sale of Greentree Village Apartments.

 The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Greentree Village Apartments was sold in August 1996 and generated positive cash flow during each of 1996 and 1995. The Walnut Hills Apartments - Phase II generated positive cash flow during each of 1996 and 1995. The Walnut Hills Apartments - Phase I generated a marginal cash flow deficit during each of 1996 and 1995; however, the combined property operations of Walnut Hills Apartments - Phases I and II generated positive cash flow during each of 1996 and 1995. The Cedar Creek Apartments - Phases I and II generated marginal cash flow deficits during

 1996 as compared to positive cash flow during 1995. The decrease is due to decreased occupancy and rental rates at these apartment complexes. The San Antonio market has experienced an increase in construction of new single and multifamily housing that has increased competition for tenants. As of September 30, 1996, the occupancy rates of the Partnership's remaining properties ranged from 94% to 98%.

 While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow.

 In August 1996, the Partnership sold the Greentree Village Apartments in an all cash sale for $8,800,000. From the proceeds of the sale, the Partnership paid $3,073,129 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $416,916 in selling costs. After retaining an appropriate amount of working capital, the Partnership distributed the remaining proceeds to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

 As described above, the Partnership sold the Greentree Village Apartments in August 1996, but currently is not actively marketing the remaining properties in its portfolio as a result of weaknesses in the San Antonio market.

 Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain refinancing of existing loans with new lenders, the Partnership has no third-party financing which matures prior to 2002.

 In October 1996, the Partnership made a distribution of $4,200,700 ($140.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of available Net Cash Proceeds from the August 1996 sale of Greentree Village Apartments. Regular quarterly distributions were suspended for the first quarter of 1996 due to costs associated with the three unsolicited tender offers to Limited Partners and the decrease in rental and service income experienced at the San Antonio properties. Quarterly distributions will commence when the Partnership has appropriate cash reserves to meet cash or liquidity requirements which may occur. To date, including the October 1996 distribution, investors have received cumulative distributions of Net Cash Receipts of $173.33 and Net Cash Proceeds of $282.24, totaling $455.57 per $1,000 Interest, as well as certain tax benefits. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                        BALCOR EQUITY PROPERTIES LTD.-VIII
                        (An Illinois Limited Partnership)

                           PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings
 --------------------------

 Proposed class action
 ---------------------

 On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; punitive damage; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

 The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.


 Item 5.  Other Information
 --------------------------

 Greentree Village Apartments
 ----------------------------

 As previously reported, on May 6, 1996, the Partnership contracted to sell Greentree Village Apartments, Colorado Springs, Colorado, to an unaffiliated party, Griffis/Blessing, Inc., a Colorado corporation, for a sale price of

 $8,800,000. Griffis/Blessing, Inc. assigned its rights under the agreement of sale to an affiliate, Greentree Apartments, LLP , and the sale closed on August 15, 1996. From the proceeds of the sale, the Partnership repaid the outstanding balance of the first mortgage loan of $3,073,129 and paid $220,000 to an unaffiliated party as a brokerage commission and $196,916 in closing costs. The Partnership received the remaining $5,309,955 of sale proceeds.

 Item 6. Exhibits and Reports on Form 8-K
 ----------------------------------------

 (a) Exhibits:

 (4) Certificate of Limited Partnership set forth as Exhibit 4 to Amendment
 No. 2 to the Registrant's Registration Statement on Form S-11 dated
 February 26, 1980 (Registration No. 2-63821) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-9541) are incorporated herein by reference.

 (10) Agreement of Sale and attachment thereto relating to the sale of Greentree Village Apartments, Colorado Springs, Colorado, previously filed as Exhibit
 (10) to the Registrant's Current Report on Form 10-Q dated March 31, 1996, is incorporated herein by reference.

 (27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

 (b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1996.

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


                                BALCOR EQUITY PROPERTIES LTD.-VIII



                                By:  /s/ Thomas E. Meador
                                    -----------------------------

                                    Thomas E. Meador
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) of
                                    BRI Partners-79, the General Partner



                                By:  /s/ Jayne A. Kosik
                                    -----------------------------
                                    Jayne A. Kosik
                                    Vice President, and Chief Financial Officer
                                    (Principal Accounting Officer) of BRI
                                    Partners-79, the General Partner



 Date:  November 13, 1996
       --------------------