Form 10-K
period 1996-12-31
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1997-03-26
CIK 310614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
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

The Registrant utilized the net offering proceeds to acquire thirteen real property investments. The Registrant has since disposed of nine of these properties. As of December 31, 1996, the Registrant owned the four properties described under "Item 2. Properties". The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Registrant's properties are subject to certain competitive conditions in the markets in which they are located. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. The Registrant has no plans to change the current use of or to renovate any of its remaining properties.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

During August 1996, the Registrant sold the Greentree Village apartment complex in an all cash sale for $8,800,000. See Item 7. "Liquidity and Capital Resources" for additional information. Currently, the Registrant is actively marketing the remaining properties in its portfolio.

The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Item 2. Properties
------------------

As of December 31, 1996, the Registrant owns the four properties described below, all of which are owned in fee simple:

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

San Antonio, Texas           Cedar Creek Apartment Complex - Phase I: a
176-unit apartment complex located on approximately five acres.

San Antonio, Texas           Cedar Creek Apartment Complex - Phase II: a
216-unit apartment complex located on approximately six acres.

San Antonio, Texas           Walnut Hills Apartment Complex - Phase I: a
192-unit apartment complex located on approximately eight acres.

San Antonio, Texas           Walnut Hills Apartment Complex - Phase II: a
232-unit apartment complex located on approximately eight acres.

Each of the properties is held subject to various mortgage loans as described in more detail in Note 6 of Notes to Financial Statements.

The average occupancy rates and the effective average rent per unit for each of the last five years for the four properties owned by the Registrant at December 31, 1996, are described below:


                          1996    1995    1994    1993    1992
                          ----    ----    ----    ----    ----
Cedar Creek I
 Occupancy rate            95%     88%     97%     96%     95%
 Effective rent           $431    $478    $469    $436    $393

Cedar Creek II
 Occupancy rate            95%     88%     94%     97%     95%
 Effective rent           $431    $478    $469    $436    $393

Walnut Hills I
 Occupancy rate            94%     92%     92%     93%     96%
 Effective rent           $475    $484    $474    $449    $421

Walnut Hills II
 Occupancy rate            94%     92%     92%     88%     96%
 Effective rent           $475    $484    $474    $449    $421

Apartment units in the above properties are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property. Real estate taxes incurred in 1996 for the above properties totaled $429,882.

The Federal tax basis of the Registrant's properties totaled $8,169,719 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over useful lives ranging from 15 to 30 years, using ACRS and pre-ACRS methods. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships_), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 2,891.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                        1996        1995       1994        1993       1992
                    ----------   ---------  ----------  ----------  ----------
Total income        $5,117,065  $6,043,472  $6,175,042 $5,290,545    $5,336,906
(Loss) income
  before gain
  on sale of
  assets and
  extraordinary
  item                (444,820)   135,417      414,158  (327,499)     (567,448)
Net income (loss)    5,574,237    135,417      700,620  (327,499)        31,753
Net income (loss)
  per Limited
  Partnership
  Interest              183.92       4.47        23.12    (10.81)          1.05
Total assets        10,225,202 12,335,453   15,387,316 15,170,384    14,278,492
Mortgage notes
  payable           12,028,777 15,212,762   15,320,720 15,419,064    13,226,872
Distributions
  per Limited (A)
  Partnership
  Interest              147.50      100.57        None        None        None

(A) These amounts include distributions of original capital of $140.00 and $59.74 per Limited Partnership Interest for the years 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Properties Ltd. - VIII ("the Partnership") sold the Greentree Village Apartments in August 1996 and recognized a gain on sale of this property. As a result of this gain, the Partnership generated higher net income during the 1996 as compared to 1995. During 1994, the Partnership received a repayment of its interest in the Sherwood Lake Apartments wrap-around note receivable and recognized the previously deferred gain, causing net income to decrease during 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

In August 1996, the Partnership sold the Greentree Village Apartments. Also, during the first three quarters of 1996, average occupancy levels decreased at the Partnership's remaining properties due to a stagnant market in San Antonio during 1996. The combined effect resulted in a decrease in rental and service income during 1996 when compared to 1995. Occupancy levels have increased during the fourth quarter of 1996 due to increased marketing efforts at the properties. All of the remaining properties are located in the San Antonio, Texas market. The properties are experiencing increased competition from new construction of single and multifamily housing. The phase out of the corporate suite rental program at Cedar Creek Apartments - Phases I and II also contributed to the decrease in rental and service income.

Interest income on short-term investments decreased during 1996 when compared to 1995 due to lower average cash balances resulting from a special distribution made to the Limited Partners in October 1995 primarily from the Sherwood Lakes note receivable repayment.

As a result of the Greentree Village Apartments sale, depreciation and property management fees decreased during 1996 as compared to 1995.

As a result of increased expenditures of approximately $266,000 for payroll, painting and decorating, and carpet replacement at Cedar Creek Apartments - Phase I and II, property operating expense increased during 1996 when compared to 1995. This increase was partially offset by a decrease of approximately $223,000 resulting from the sale of Greentree Village Apartments.

Real estate tax expense decreased during 1996 when compared to 1995 primarily due to the sale of Greentree Village Apartments as discussed above. Also contributing to the decrease was a reduction in the assessed values of the Partnership's remaining properties, all of which are located in the San Antonio, Texas market.

The Partnership incurred nonrecurring legal, consulting, printing and postage costs in connection with two tender offers during 1995, and one tender offer during 1996. As a result, administrative expenses decreased during 1996 as compared to 1995.

The Partnership sold the Greentree Village Apartments in August 1996 and recognized a gain on sale of $6,122,000.

As a result of the Greentree Village Apartments sale, the Partnership recognized debt extinguishment expense of $102,943 related to the remaining unamortized deferred expenses.

1995 Compared to 1994
---------------------

Due to higher average cash balances, primarily from the Sherwood Lakes Apartments wrap-around note receivable repayment received in November 1994, and higher interest rates earned on short-term investments during 1995, interest income on short-term investments increased during 1995 as compared to 1994.

Interest income on wrap-around note receivable was earned in 1994 on the Sherwood Lakes wrap-around note receivable.

The outstanding short-term loans from the General Partner were repaid during 1994. Prior to this repayment, the Partnership recognized interest expense on short-term loans.

The Partnership incurred nonrecurring legal, consulting, printing and postage costs in connection with two tender offers during 1995. As a result, administrative expenses increased during 1995 as compared to 1994.

During November 1994, the Partnership's interest in Sherwood Lakes Apartments wrap-around note receivable was repaid. As a result of this repayment, the Partnership recognized the previously deferred gain on the sale of the property.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $1,046,000 as of December 31, 1996, when compared to December 31, 1995, primarily as a result of the net proceeds received from the sale of Greentree Village Apartments in August 1996. Cash flow of approximately $97,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities of approximately $8,559,000 consisted of proceeds from the sale of Greentree Village Apartments, less selling costs. Cash used in financing activities of approximately $7,610,000 consisted of a distribution to the Limited Partners, the repayment of the mortgage note payable on Greentree Village Apartments and principal payments on mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Greentree Village Apartments was sold in August 1996 and generated positive cash flow during each of 1996 and 1995. The Walnut Hills Apartments - Phase II generated positive cash flow during each of 1996 and 1995. The Walnut Hills Apartments - Phase I generated a marginal cash flow deficit during each of 1996 and 1995; however, the combined property operations of Walnut Hills Apartments - Phases I and II generated positive cash flow during each of 1996 and 1995. The Cedar Creek Apartments - Phases I and II generated marginal cash flow deficits during 1996 as compared to positive cash flow during 1995. The decrease is due to decreased average occupancy and rental rates at these apartment complexes. The San Antonio market has experienced an increase in construction of new single and multifamily housing that has increased competition for tenants. As of December 31, 1996, the occupancy rates of the Partnership's remaining properties ranged from 96% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving operating performance, and seeking rent increases where market conditions allow.

The Partnership's remaining properties are located in San Antonio, Texas. The multi-housing market in San Antonio continues at a sluggish pace with occupancy rates averaging 91% city wide. At December 31, 1996 occupancy at the Partnership's remaining properties ranged from 96% to 98%. While San Antonio continues to enjoy a relatively high job growth rate, this growth consists largely of lower paying jobs in the service sector. As a result of the job growth, approximately 6,000 new rental units have been added to the inventory over the last three years and an additional 2,500 are anticipated in 1997. The new construction in the San Antonio market could create an over supply situation, which could have a negative impact on rental and occupancy rates.

In August 1996, the Partnership sold the Greentree Village Apartments in an all cash sale for $8,800,000. From the proceeds of the sale, the Partnership paid $3,073,129 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $240,916 in selling costs. The Partnership distributed the remaining proceeds to the Limited Partners in October 1996 after retaining an appropriate amount of working capital as determined by the General Partner. See Note 10 of Notes to Financial Statements for additional information.

The Partnership sold the Greentree Village Apartments in August 1996, and is actively marketing the remaining properties in its portfolio. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

Each of the Partnership's remaining properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 5 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, and terms related to each of these mortgage loans. As a result of the General Partner's efforts to obtain refinancing of existing loans with new lenders, the Partnership has no third-party financing which matures prior to 2002.

The Partnership made distributions totaling $147.50 and $100.57 in 1996 and 1995, respectively. See Statement of Partner's Capital for additional information. Distributions were comprised of $7.50 of Net Cash Receipts and $140.00 of Net Cash Proceeds in 1996, and $40.83 of Net Cash Receipts and $59.74 of Net Cash Proceeds in 1995. Distributions increased in 1996 as compared to 1995 due to the sale of the Greentree Village Apartments. No distributions were made in 1994. Regular quarterly distributions were suspended in the first quarter of 1996 due to costs associated with the three unsolicited tender offers to Limited Partners and the decrease in rental and service income experienced at the San Antonio properties. To date, Limited Partners have received cash distributions totaling $455.57 per $1,000 Interest. Of this amount, $173.33 has been Net Cash Receipts and $282.24 represents Net Cash Proceeds. Future distributions will depend on cash flow generated from the Partnership's remaining properties and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax return is summarized as follows:

                         December 31, 1996         December 31, 1995
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ----------  -----------     --------

Total assets          $10,225,202  $ 8,710,584  $12,335,453   $14,268,357
Partners' (deficit)
  capital accounts:
    General Partner      (168,303)      41,567    (224,045)     (181,585)
    Limited Partners   (2,274,026)    (503,930) (3,366,783)   (1,476,343)
Net income (loss):
    General Partner        55,742      223,152        1,354        39,217
    Limited Partners    5,518,495    5,398,151      134,063     (197,052)
    Per Limited Part-
      nership Interest     183.92       179.90         4.47          6.57


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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor BRI Partners-79, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                   OFFICERS

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   James E. Mendelson
Senior Vice President                   John K. Powell, Jr.
Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------
The Registrant paid $1,198 in 1996 with respect to one of the executive officers and directors of BRI Partners-79, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entities are the Limited Partners which own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
-----------------------------------------------------------------------------

Limited             WIG VIII            2,005.50       6.62%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

Limited             Metropolitan        1,515.00       5.00%
Partnership         Acquisition VII     Limited
Interests           Greenville,         Partnership
                    South Carolina      Interests

For purposes of this Item 12, WIG VII Partners is an affiliate of Metropolitan Acquisition VII and, collectively, they own 11.62% of the Interests.

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES LTD.-VIII


                         By:  /s/ Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer) of BRI
                             Partners-79, the General Partner

Date: March 26, 1997
     --------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of BRI Partners-79,
/s/ Thomas E. Meador     the General Partner                 March 26, 1997
--------------------                                        ---------------
  Thomas E. Meador

                         Managing Director, and Chief
                         Financial Officer (Principal
                         Accounting Officer) of BRI
/s/ Jayne A. Kosik       Partners-79, the General Partner    March 26, 1997
--------------------                                        ---------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:


Report of Independent Accountants

Financial Statements

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Deficit, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                1996              1995
                                         ---------------   ---------------
Cash and cash equivalents                $    1,588,218    $      542,128
Escrow deposits - unrestricted                  742,334           803,873
Escrow deposits - restricted                                       94,709
Accounts and accrued interest
  receivable                                    194,163               839
Prepaid expenses                                 53,417            63,360
Deferred expenses, net of
  accumulated amortization of
  $180,390 in 1996 and $147,229
  in 1995                                       293,887           449,353
                                         ---------------   ---------------
                                              2,872,019         1,954,262
                                         ---------------   ---------------
Investment in real estate:
  Land                                          929,151         1,325,898
  Buildings and improvements                 14,693,197        20,518,019
                                         ---------------   ---------------
                                             15,622,348        21,843,917
  Less accumulated depreciation               8,269,165        11,462,726
                                         ---------------   ---------------
Investment in real estate, net of
  accumulated depreciation                    7,353,183        10,381,191
                                         ---------------   ---------------
                                         $   10,225,202    $   12,335,453
                                         ===============   ===============


                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                         $       45,120    $       45,964
Due to affiliates                                53,729            19,344
Accrued liabilities, principally
  real estate taxes                             463,870           551,280
Security deposits                                76,035            96,931
Mortgage notes payable                       12,028,777        15,212,762
                                         ---------------   ---------------
     Total liabilities                       12,667,531        15,926,281
                                         ---------------   ---------------

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995
                                  (Continued)


Commitments and contingencies

Limited Partners' deficit (30,005
  Interests issued and outstanding)          (2,274,026)       (3,366,783)

General Partner's deficit                      (168,303)         (224,045)
                                         ---------------   ---------------
     Total partner's deficit                 (2,442,329)       (3,590,828)
                                         ---------------   ---------------
                                         $   10,225,202    $   12,335,453
                                         ===============   ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
             for the years ended December 31, 1996, 1995 and 1994


                                       Partners' Deficit Accounts
                             ---------------------------------------------
                                                 General        Limited
                                  Total          Partner       Partners
                             --------------- -------------- --------------

Balance at December 31,
  1993                       $   (1,409,262) $    (232,405) $  (1,176,857)

Net income for the
  year ended December
  31, 1994                          700,620          7,006        693,614
                             --------------- -------------- --------------
Balance at December 31,
  1994                             (708,642)      (225,399)      (483,243)

Cash distributions (A)           (3,017,603)                   (3,017,603)

Net income for the
  year ended December
  31, 1995                          135,417          1,354        134,063
                             --------------- -------------- --------------
Balance at December 31,
  1995                           (3,590,828)      (224,045)    (3,366,783)

Cash distributions (A)           (4,425,738)                   (4,425,738)

Net income for the
  year ended December
  31, 1996                        5,574,237         55,742      5,518,495
                             --------------- -------------- --------------
Balance at December 31,
  1996                       $   (2,442,329) $    (168,303) $  (2,274,026)
                             =============== ============== ==============

(A) Summary of cash distributions paid per Limited
    Partnership Interest:

                                   1996           1995           1994
                              --------------  -------------  -------------

First Quarter                         $7.50           None           None
Second Quarter                         None           None           None
Third Quarter                          None           None           None
Fourth Quarter                       140.00        $100.57           None

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994


                                    1996           1995          1994
                             --------------- -------------- --------------
Income:
  Rental and service         $    5,013,330  $   5,861,649  $   5,724,364
  Interest on short-term
    investments                     103,735        181,823         43,253
  Interest on wrap-around
    note receivable                                               407,425
                             --------------- -------------- --------------
    Total income                  5,117,065      6,043,472      6,175,042
                             --------------- -------------- --------------

Expenses:
  Interest on mortgage
    notes payable                 1,333,538      1,448,914      1,463,776
  Interest on short-term
    loans from affiliate                                            5,773
  Depreciation                      590,924        662,015        655,407
  Amortization of
    deferred expenses                52,523         53,836         53,836
  Property operating              2,545,503      2,478,862      2,424,097
  Real estate taxes                 447,245        555,297        545,503
  Property management
    fees                            249,068        279,931        286,031
  Administrative                    343,084        429,200        326,461
                             --------------- -------------- --------------
    Total expenses                5,561,885      5,908,055      5,760,884
                             --------------- -------------- --------------
(Loss) income before gain
  on sale of property and
  extraordinary item               (444,820)       135,417        414,158

Gain on sale of property          6,122,000                       286,462
                             --------------- -------------- --------------

Income before
  extraordinary item              5,677,180        135,417        700,620

Extraordinary item:
  Debt extinguishment
    expense                        (102,943)
                             --------------- -------------- --------------
Net income                   $    5,574,237  $     135,417  $     700,620
                             =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)


                                    1996           1995          1994
                             --------------- -------------- --------------
Income before
  extraordinary item
  allocated to General
  Partner                    $       56,771  $       1,354  $       7,006
                             =============== ============== ==============
Income before
  extraordinary item
  allocated to Limited
  Partners                   $    5,620,409  $     134,063  $     693,614
                             =============== ============== ==============
Income before
  extraordinary item per
  Limited Partnership
  Interest (30,005 issued
  and outstanding)           $       187.32  $        4.47  $       23.12
                             =============== ============== ==============
Extraordinary item
  allocated to General
  Partner                    $       (1,029)          None           None
                             =============== ============== ==============
Extraordinary item
  allocated to Limited
  Partners                   $     (101,914)          None           None
                             =============== ============== ==============
Extraordinary item per
  Limited Partnership
  Interest (30,005 issued
  and outstanding)           $        (3.40)          None           None
                             =============== ============== ==============
Net income allocated to
  General Partner            $       55,742  $       1,354  $       7,006
                             =============== ============== ==============
Net income allocated to
  Limited Partners           $    5,518,495  $     134,063  $     693,614
                             =============== ============== ==============
Net income per Limited
  Partnership Interest
  (30,005 issued and
  outstanding)               $       183.92  $        4.47  $       23.12
                             =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994

                                    1996           1995           1994
                             --------------- -------------- --------------
Operating activities:
  Net income                 $    5,574,237  $     135,417  $     700,620
  Adjustments to
   reconcile net income
   to net cash provided
   by operating
   activities:
     Gain on sale of
       property                  (6,122,000)                     (286,462)
     Debt extinguishment
       expense                      102,943
     Depreciation of
       properties                   590,924        662,015        655,407
     Amortization of
       deferred expenses             52,523         53,836         53,836
     Net change in:
       Escrow deposits -
         unrestricted                61,539        (79,858)      (138,271)
       Escrow deposits -
         restricted                  94,709        (42,817)       (12,672)
       Accounts and
         accrued interest
         receivable                (193,324)        32,872        (33,711)
       Prepaid expenses               9,943        (63,360)
       Accounts payable                (844)       (31,213)        22,474
       Due to affiliates             34,385        (30,003)        11,936
       Accrued liabilities          (87,410)         3,158         13,580
       Security deposits            (20,896)        (3,661)       (15,559)
                             --------------- -------------- --------------
  Net cash provided by
    operating activities             96,729        636,386        971,178
                             --------------- -------------- --------------

Investing activities:
  Proceeds from sale of
    property                      8,800,000
  Payment of selling
    costs                          (240,916)
  Additions to properties                                         (60,134)
  Proceeds from wrap-
    around note                                                 1,792,575
    receivable
                             ---------------                --------------
  Net cash provided by
    investing activities          8,559,084                     1,732,441
                             ---------------                --------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)


                                    1996           1995           1994
                             --------------- -------------- --------------

Financing activities:
  Repayment of mortgage
    notes payable            $   (3,073,129)                $    (417,775)
  Principal payments on
    mortgage notes
    payable                        (110,856) $    (107,958)       (98,344)
  Releases of repair
    escrows                                                        99,903
  Releases of escrow
    deposits - restricted                           42,460        109,822
  Distributions to
    Limited Partners             (4,425,738)    (3,017,603)
                             --------------- -------------- --------------
  Net cash used in
    financing activities         (7,609,723)    (3,083,101)      (306,394)
                             --------------- -------------- --------------

Net change in cash and
  cash equivalents                1,046,090     (2,446,715)     2,397,225

Cash and cash equivalents
  at beginning of period            542,128      2,988,843        591,618
                             --------------- -------------- --------------
Cash and cash equivalents
  at end of period           $    1,588,218  $     542,128  $   2,988,843
                             =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Properties Ltd.-VIII:

We have audited the financial statements and financial statement schedule of Balcor Equity Properties Ltd.-VIII (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties Ltd.-VIII at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.




                                   COOPERS & LYBRAND L.L.P.




Chicago, Illinois
March 20, 1997

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Properties Ltd.-VIII (the "Partnership") is engaged principally in the operation of residential real estate located in San Antonio, Texas.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold the Greentree Village Apartments in 1996, and is actively marketing the remaining properties in its portfolio. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 13 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of loan refinancing fees which are amortized over the terms of the respective agreements. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

4. Partnership Agreement:

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

5. Wrap-around Note Receivable:

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

6. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:

                   Carrying     Carrying  Current Final
Property           Amount of   Amount of   Inter- Matur-  Current   Estimated
Pledged as         Notes at     Notes at    est    ity    Monthly    Balloon
Collateral         12/31/96     12/31/95    Rate   Date   Payment    Payment
-----------       -----------  ---------- ------- ------- --------  -------
Apartment Complexes:
Cedar Creek
  Phase I         $ 2,314,047  $ 2,333,156  9.38%   2003   $19,763 $2,138,000
Cedar Creek
  Phase II          2,752,497    2,775,228  9.38%   2003    23,507  2,543,000
Greentree Village        (A)     3,083,359
Walnut Hills
  Phase I           5,082,431    5,125,345  9.26%   2002   42,977  4,767,000
Walnut Hills
  Phase II          1,879,802    1,895,674  9.26%   2002    15,896  1,763,000
                  -----------  -----------

    Total         $12,028,777  $15,212,762
                  ===========  ===========

(A) In August 1996, the Greentree Village Apartments was sold. See Note 10 of Notes to Financial Statements for additional information.

All of the Partnership's loans described above require current monthly payments of principal and interest.

Real estate with an aggregate carrying value of $7,353,183 at December 31, 1996 was pledged as collateral for repayment of mortgage loans.

Future annual maturities of the above mortgage notes payable during each of the next five years are approximately as follows:

                         1997           $  112,000
                         1998              120,000
                         1999              133,000
                         2000              146,000
                         2001              160,000

During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable of $1,333,538, $1,448,914 and $1,463,776, respectively.

7. Management Agreements:

As of December 31, 1996, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $223,066 less than the tax income of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:


                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          -------  ------  -------  ------  ------- -------

Property management fees None None None None $283,313 None Reimbursement of expenses to the General Partner,
  at cost:
    Accounting           $11,945  $10,349  $34,886  $3,244   50,895 $18,653
    Data processing        2,421     None   21,180   2,454   23,660   4,773
    Investor communica-
      tions                 None     None    5,217    None   17,584   4,864
    Legal                  8,250    7,148   15,472   2,769    6,703   3,202
    Portfolio management  38,528   33,380   63,955  10,531   27,997  15,353
    Other                 10,136    2,852    1,994     346   18,156   2,502

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $7,231, $35,119 and $49,714 for 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties until the affiliate was sold to a third party in November 1994.

As of December 31, 1993, the Partnership had loans from the General Partner totaling $417,775, which were repaid during 1994 with cash flow available from property operations. The Partnership incurred interest expense of $5,773 and paid interest expense of $7,801 in 1994 on these loans.

10.  Property Sale:

In August 1996, the Partnership sold the Greentree Village Apartments in an all cash sale for $8,800,000. From the proceeds of the sale, the Partnership paid $3,073,129 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $240,916 in selling costs. The basis of the property was $2,437,084, which is net of accumulated depreciation of $3,784,485. For financial statement purposes, the Partnership recognized a gain of $6,122,000 from the sale of this property.

11.  Extraordinary Item:

In August 1996, the Partnership sold the Greentree Village Apartments. In connection with the sale, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $102,943. This amount was recognized as an extraordinary item and was classified as debt extinguishment expense.

12. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts payable and restricted escrow deposits approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

13. Contingency:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

                                    PART II

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1996
        Col. A                 Col. B          Col. C                      Col. D
---------------------         --------  --------------------  ---------------------------------
                                            Initial Cost              Cost Adjustments
                                           to Partnership        Subsequent to Acquisition
                                        --------------------  ---------------------------------
                                                  Buildings               Carrying    Reduction
                               Encum-              and Im-     Improve-     Costs     of Basis
     Description              brances     Land    provements    ments        (a)         (b)
---------------------         -------   -------- ------------  ---------  ---------   ---------
Cedar Creek Apts./I,
  176-units in
  San Antonio, TX              (c)   $  196,020  $ 4,591,190  $ 94,448   $ 6,801     ($1,299,826)

Cedar Creek Apts./II,
  216-units in San
  Antonio, TX                  (c)      300,000    6,189,358    59,907     9,336      (1,680,893)

Walnut Hills Apts./I,
  192-units in San
  Antonio, TX                   (c)      247,228    3,314,879    82,225   15,728        (347,203)

Walnut Hills Apts./II,
  232-units in San
  Antonio, TX                   (c)      372,576    3,764,901    92,722   15,748        (402,797)
                                      ----------  -----------  --------  -------      -----------

    Total                             $1,115,824  $17,860,328  $329,302  $47,613     ($3,730,719)
                                      ==========  ===========  ========  =======     ============
See Notes (a) through (g) following.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1996
                                  (Continued)
       Col. A                          Col. E                 Col. F    Col. G  Col. H      Col. I
-------------------       --------------------------------   --------  -------- ------  --------------
                               Gross Amounts at Which                                       Life Upon
                             Carried at Close of Period                                     Which Depre-
                         -----------------------------------                                ciation in
                                     Buildings              Accumulated    Date    Date     Latest Income
                                      and Im-     Total      Deprecia-    of Con-  Acq-     Statement
    Description             Land     provements   (d)(e)      tion(e)    truction  uired    is Computed
------------------       ---------  -----------  ---------  -----------  --------  -------  ---------------
Cedar Creek Apts./I,
  176-units in
  San Antonio, TX         $143,150  $3,445,483   $3,588,633  $2,236,592    1978    4/07/81   (f)

Cedar Creek Apts./II,
  216-units in San
  Antonio, TX              222,714   4,654,994    4,877,708   2,974,854    1979    4/07/81   (f)

Walnut Hills Apts./I,
  192-units in San
  Antonio, TX              224,767   3,088,090    3,312,857   1,523,679    1979    11/04/86  (g)(f)

Walnut Hills Apts./II,
  232-units in San
  Antonio, TX              338,520   3,504,630    3,843,150   1,534,040    1980    11/04/86  (g)(f)
                        ---------- -----------  ----------- -----------

    Total                 $929,151 $14,693,197  $15,622,348  $8,269,165
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

(c) See description of mortgage notes payable in Note 6 of Notes to Financial Statements.

(d) The aggregate cost of land for Federal income tax purposes is $1,230,860 and the aggregate cost of buildings and improvements for Federal income tax purposes is $6,938,859. The total of these is $8,169,719.


                       (e)Reconciliation of Real Estate
                       -----------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

    Balance at beginning of year   $21,843,917  $21,843,917  $21,783,783
      Additions during year:
        Improvements                      None         None       60,134
      Reductions during year:
        Cost of property sold       (6,221,569)        None         None
                                   -----------  -----------  -----------
    Balance at end of year         $15,622,348  $21,843,917  $21,843,917
                                   ===========  ===========   ==========

                  Reconciliation of Accumulated Depreciation
                -------------------------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

    Balance at beginning of year   $11,462,726  $10,800,711  $10,145,304

    Depreciation expense for the
      year                             590,924      662,015      655,407
     Accumulated depreciation of
       property sold                 (3,784,485)        None         None

                                   -----------  -----------  -----------
    Balance at end of year          $8,269,165  $11,462,726  $10,800,711
                                   ===========  ===========  ===========

(f) Depreciation expense is computed based upon the following estimated useful lives:

               Buildings and improvements       15 to 33 years
               Furniture and fixtures            3 to 5  years


(g) During 1986, these properties were acquired at a foreclosure sale.