Form 10-Q
period 1997-03-31
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1997-05-14
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                 BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                1997             1996
                                          ---------------  ---------------
Cash and cash equivalents                 $    1,704,391   $    1,588,218
Escrow deposits                                  464,507          742,334
Accounts and accrued interest
  receivable                                      18,989          194,163
Prepaid expenses                                  16,197           53,417
Deferred expenses, net of accumulated
  amortization of $192,975 in 1997
  and $180,390 in 1996                           281,302          293,887
                                          ---------------  ---------------
                                               2,485,386        2,872,019
                                          ---------------  ---------------
Investment in real estate:
  Land                                           929,151          929,151
  Buildings and improvements                  14,693,197       14,693,197
                                          ---------------  ---------------
                                              15,622,348       15,622,348
  Less accumulated depreciation                8,386,449        8,269,165
                                          ---------------  ---------------
Investment in real estate, net of
  accumulated depreciation                     7,235,899        7,353,183
                                          ---------------  ---------------
                                          $    9,721,285   $   10,225,202
                                          ===============  ===============

                     LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                          $       26,802   $       45,120
Due to affiliates                                 54,115           53,729
Accrued liabilities, principally
  real estate taxes                              115,968          463,870
Security deposits                                 66,383           76,035
Mortgage notes payable                        12,002,129       12,028,777
                                          ---------------  ---------------
     Total liabilities                        12,265,397       12,667,531
                                          ---------------  ---------------

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (UNAUDITED)
                                  (Continued)

                                                1997             1996
                                          ---------------  ---------------
Commitments and contingencies

Limited Partners' deficit (30,005
  Interests issued and outstanding)           (2,374,791)      (2,274,026)

General Partner's deficit                       (169,321)        (168,303)
                                          ---------------  ---------------
     Total partners' deficit                  (2,544,112)      (2,442,329)
                                          ---------------  ---------------
                                          $    9,721,285   $   10,225,202
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                1997             1996
                                          ---------------  ---------------
Income:
  Rental and service                      $    1,001,330   $    1,395,378
  Interest on short-term investments              36,587            5,729
                                          ---------------  ---------------
    Total income                               1,037,917        1,401,107
                                          ---------------  ---------------
Expenses:
  Interest on mortgage notes payable             279,780          361,165
  Depreciation                                   117,284          166,026
  Amortization of deferred expenses               12,585           13,459
  Property operating                             502,387          501,177
  Real estate taxes                              115,968           95,123
  Property management fees                        51,106           70,410
  Administrative                                  60,590           62,940
                                          ---------------  ---------------
    Total expenses                             1,139,700        1,270,300
                                          ---------------  ---------------
Net (loss) income                         $     (101,783)  $      130,807
                                          ===============  ===============
Net (loss) income allocated to
  General Partner                         $       (1,018)  $        1,308
                                          ===============  ===============
Net (loss) income allocated to
  Limited Partners                        $     (100,765)  $      129,499
                                          ===============  ===============
Net (loss) income per Limited
  Partnership Interest (30,005
  issued and outstanding)                 $        (3.36)  $         4.32
                                          ===============  ===============
Distribution to Limited Partners                    None   $      225,038
                                          ===============  ===============
Distribution per Limited
  Partnership Interest                              None   $         7.50
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                               1997             1996
                                          ---------------  ---------------
Operating activities:
  Net (loss) income                       $     (101,783)  $      130,807
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Depreciation of properties                 117,284          166,026
      Amortization of deferred
       expenses                                   12,585           13,459
      Net change in:
      Escrow deposits - unrestricted             277,827          388,756
      Escrow deposits - restricted                                (10,023)
      Accounts and accrued interest
        receivable                               175,174
      Prepaid expenses                            37,220           48,805
      Accounts payable                           (18,318)         (12,392)
      Due to affiliates                              386            7,986
      Accrued liabilities                       (347,902)        (407,865)
      Security deposits                           (9,652)          (4,340)
                                          ---------------  ---------------
    Net cash provided by operating
     activities                                  142,821          321,219
                                          ---------------  ---------------

Financing activities:
  Principal payments on mortgage
    notes payable                                (26,648)         (28,602)
  Distribution to Limited Partners                               (225,038)
                                          ---------------  ---------------
    Cash used in financing
      activities                                 (26,648)        (253,640)
                                          ---------------  ---------------
Net change in cash and cash
  equivalents                                    116,173           67,579
Cash and cash equivalents at
  beginning of period                          1,588,218          542,128
                                          ---------------  ---------------
Cash and cash equivalents at end
  of period                               $    1,704,391   $      609,707
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold the Greentree Village Apartments in 1996. Currently, the Partnership has entered into contracts for the sales of the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes, which are scheduled to close in June and July 1997, respectively. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $279,780 and $361,165, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                         Paid      Payable
                                       ----------  --------
     Reimbursement of expenses to
       the General Partner, at cost     $11,221    $54,115

5. Contingency:

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

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. The Partnership has since disposed of nine of these properties. Currently, the Partnership has entered into contracts to sell the Walnut Hills - Phases I and II and the Cedar Creek - Phases I and II apartment complexes.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Greentree Village Apartments was generating income prior to its sale in August 1996. This loss in income resulted in the Partnership recognizing a net loss during the quarter ended March 31, 1997 as compared to net income during the same period in 1996. In addition, the Partnership incurred higher property operating expenses at its remaining properties. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

In August 1996, the Partnership sold the Greentree Village Apartments resulting in a decrease in rental and service income, interest expense on mortgage notes payable, depreciation and property management fees during 1997 as compared to 1996.

Interest income on short-term investments increased during 1997 when compared to 1996 due to higher average cash balances resulting from proceeds retained from the sale of the Greentree Village Apartments.

During 1997, the Partnership incurred higher expenditures at the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes for painting, decorating, carpet replacement and balcony and roof repairs in connection with preparing the properties for sale. As a result, property operating expense increased approximately $149,000 during 1997 as compared to 1996. This increase was partially offset by a decrease in operating expenses of approximately $148,000 resulting from the sale of Greentree Village Apartments in 1996.

Real estate tax expense increased by approximately $28,000 during 1997 when compared to 1996 primarily due to an increase in the assessed values of the Walnut Hills Apartments - Phases I and II. This increase was partially offset by a decrease of approximately $7,000 resulting from the sale of the Greentree Village Apartments in 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $116,000 as of March 31, 1997, when compared to December 31, 1996. Cash flow of approximately $143,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash used in financing activities of approximately $27,000 consisted of principal payments on mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Walnut Hills Apartments - Phase II and the Cedar Creek Apartments - Phases I and II generated positive cash flow during each of 1997 and 1996. The Walnut Hills Apartments - Phase I generated a marginal cash flow deficit during each of 1997 and 1996; however, the combined property operations of Walnut Hills Apartments
- Phases I and II generated positive cash flow during each of 1997 and 1996. The Greentree Village Apartments, which was sold in August 1996, generated positive cash flow during the first quarter of 1996. As of March 31, 1997, the occupancy rates of the Partnership's remaining properties ranged from 90% to 94%.

The Partnership sold the Greentree Village Apartments in August 1996. The Partnership has entered into a contract to sell the Cedar Creek - Phases I and II Apartments for a sales price of $7,350,000. This sale is scheduled to close in June 1997. In addition, the Partnership entered into contracts to sell the Walnut Hills - Phases I and II Apartments for sales prices of $4,800,000 and $5,800,000, respectively. These sales are scheduled to close in July 1997.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any contingency, the reserves are expected to be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

Each of the Partnership's remaining properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain refinancing of existing loans with new lenders, the Partnership has no third-party financing which matures prior to 2002.

Regular quarterly distributions were suspended during the first quarter of 1996. In October 1996, the Partnership made a distribution of $4,200,700 ($140.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of a portion of the available Net Cash Proceeds from the sale of Greentree Village Apartments. To date, Limited Partners have received cash distributions totaling $455.57 per $1,000 Interest. Of this amount, $173.33 has been Net Cash Receipts and $282.24 represents Net Cash Proceeds. Future distributions will depend on cash flow generated from the Partnership's remaining properties and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Cedar Creek - Phases I and II Apartments
----------------------------------------

In 1981, the Partnership acquired the Cedar Creek Apartments, Phases I and II, San Antonio, Texas, utilizing approximately $4,777,000 of offering proceeds. The property was acquired subject to total mortgage financing of $5,384,000. The mortgage financing was refinanced in 1993 with two first mortgage loans, each collateralized by a phase of the property, in the total amount of $5,200,000. The Partnership received approximately $218,000 in excess refinancing proceeds.

On April 30, 1997, the Partnership contracted to sell the property to an unaffiliated party, Ambassador VIII, L.P., a Delaware limited partnership. The sale price is $7,200,000. The purchaser has deposited $175,000 into an escrow account as earnest money. The remainder of the sale price will be payable in cash at closing, scheduled for June 2, 1997. From the proceeds of the sale, the Partnership will repay the total of the outstanding balances of the first mortgage loans which is expected to be approximately $5,048,000 at closing and will pay $144,000 as a brokerage commission to an affiliate of the third party providing property management services for the property. The Partnership will receive the remaining proceeds of approximately $2,008,000, less closing costs. Of such proceeds, $100,000 will be placed in escrow and will not be disbursed to the Partnership until the later of the settlement of any claims presented by the purchaser or August 1, 1997. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

An affiliate of the General Partner has simultaneously contracted to sell one property to the purchaser. Affiliates of the General Partner sold two properties to the purchaser during 1996.

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

(10) Material Contracts:

(a) Agreement of Sale and attachment thereto related to the sale of the Walnut Hills - Phase I Apartments, San Antonio, Texas, previously filed as Exhibit
(2)(a) to the Registrant's Report on Form 8-K dated March 31, 1997 is incorporated herein by reference.

b) Agreement of Sale and attachment thereto related to the sale of the Walnut Hills - Phase II Apartments, San Antonio, Texas, previously filed as Exhibit
(2)(b) to the Registrant's Report on Form 8-K dated March 31, 1997 is incorporated herein by reference.

(c) Agreement of Sale and attachment thereto relating to the sale of Greentree Village Apartments, Colorado Springs, Colorado, previously filed as Exhibit
(10) to the Registrant's Report on Form 10-Q dated March 31, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, is attached hereto.

(ii) Escrow Agreement relating to the Sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas is attached hereto.

(iii) First Amendment to Agreement of Sale related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, is attached hereto.

(iv) Second Amendment to Agreement of Sale related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, is attached hereto.

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated March 31, 1997 reporting the contracts to sell the Walnut Hills Apartments - Phases I and II, San Antonio, Texas.

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

                              By: /s/Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  BRI Partners-79, the General Partner


Date: May 14, 1997
      ------------