Form 10-Q
period 1997-06-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1997-08-14
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS
                                                 1997            1996
                                           --------------- ---------------
Cash and cash equivalents                  $    3,454,564  $    1,588,218
Escrow deposits                                   413,063         742,334
Accounts and accrued interest receivable            7,091         194,163
Prepaid expenses                                                   53,417
Deferred expenses, net of accumulated
  amortization of $118,972 in 1997 and
  $180,390 in 1996                                143,252         293,887
                                           --------------- ---------------
                                                4,017,970       2,872,019
                                           --------------- ---------------
Investment in real estate
  Land                                            563,288         929,151
  Buildings and improvements                    6,592,720      14,693,197
                                           --------------- ---------------
                                                7,156,008      15,622,348
  Less accumulated depreciation                 3,172,089       8,269,165
                                           --------------- ---------------
Investment in real estate, net of
  accumulated depreciation                      3,983,919       7,353,183
                                           --------------- ---------------
                                           $    8,001,889  $   10,225,202
                                           =============== ===============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                           $       36,990  $       45,120
Due to affiliates                                  50,166          53,729
Accrued liabilities, principally
  real estate taxes                               131,882         463,870
Security deposits                                  29,666          76,035
Mortgage notes payable                          6,930,744      12,028,777
                                           --------------- ---------------
     Total liabilities                          7,179,448      12,667,531
                                           --------------- ---------------
Commitments and contingencies

Limited Partners' capital (deficit)
  (30,005 Interests issued and
  outstanding)                                    843,077      (2,274,026)
General Partner's deficit                         (20,636)       (168,303)
                                           --------------- ---------------
     Total partners' capital (deficit)            822,441      (2,442,329)
                                           --------------- ---------------
                                           $    8,001,889  $   10,225,202
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                  1997            1996
                                           --------------- ---------------
Income:
  Rental and service                       $    1,926,250  $    2,763,024
  Interest on short-term investments               61,362          14,377
                                           --------------- ---------------
    Total income                                1,987,612       2,777,401
                                           --------------- ---------------
Expenses:
  Interest on mortgage notes payable              553,675         721,699
  Depreciation                                    231,604         332,052
  Amortization of deferred expenses                25,170          26,918
  Property operating                            1,109,735       1,169,408
  Real estate taxes                               228,920         224,403
  Property management fees                         90,288         137,329
  Administrative                                  144,826         168,152
                                           --------------- ---------------
    Total expenses                              2,384,218       2,779,961
                                           --------------- ---------------
Loss before gain on sale of
  properties and extraordinary item              (396,606)         (2,560)

Gain on sale of properties                      3,887,799
                                           --------------- ---------------
Income (loss) before extraordinary item         3,491,193          (2,560)

Extraordinary item:
  Debt extinguishment expenses                   (226,423)
                                           --------------- ---------------
Net income (loss)                          $    3,264,770  $       (2,560)
                                           =============== ===============
Income (loss) before extraordinary item
  allocated to General Partner             $      157,908  $          (26)
                                           =============== ===============
Income (loss) before extraordinary item
  allocated to Limited Partners            $    3,333,285  $       (2,534)
                                           =============== ===============
Income (loss) before extraordinary item
  per Limited Partnership Interest
  (30,005 issued and outstanding)          $       111.09  $        (0.08)
                                           =============== ===============
Extraordinary item allocated to
  General Partner                          $      (10,241)           None
                                           =============== ===============

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                  (CONTINUED)


Extraordinary item allocated to
  Limited Partners                         $     (216,182)           None
                                           =============== ===============
Extraordinary item per Limited
  Partnership Interest (30,005
  issued and outstanding)                  $        (7.20)           None
                                           =============== ===============
Net income (loss) allocated to
  General Partner                          $      147,667  $          (26)
                                           =============== ===============
Net income (loss) allocated to
  Limited Partners                         $    3,117,103  $       (2,534)
                                           =============== ===============
Net income (loss) per Limited
  Partnership Interest
  (30,005 issued and outstanding)          $       103.89  $        (0.08)
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

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (UNAUDITED)


                                                  1997            1996
                                           --------------- ---------------
Income:
  Rental and service                       $      924,920  $    1,367,646
  Interest on short-term investments               24,775           8,648
                                           --------------- ---------------
    Total income                                  949,695       1,376,294
                                           --------------- ---------------
Expenses:
  Interest on mortgage notes payable              273,895         360,534
  Depreciation                                    114,320         166,026
  Amortization of deferred expenses                12,585          13,459
  Property operating                              607,348         668,231
  Real estate taxes                               112,952         129,280
  Property management fees                         39,182          66,919
  Administrative                                   84,236         105,212
                                           --------------- ---------------
    Total expenses                              1,244,518       1,509,661
                                           --------------- ---------------
Loss before gain on sale of
  properties and extraordinary item              (294,823)       (133,367)

Gain on sale of properties                      3,887,799
                                           --------------- ---------------
Income (loss) before extraordinary item         3,592,976        (133,367)

Extraordinary item:
  Debt extinguishment expenses                   (226,423)
                                           --------------- ---------------
Net income (loss)                          $    3,366,553  $     (133,367)
                                           =============== ===============
Income (loss) before extraordinary item
  allocated to General Partner             $      158,926  $       (1,334)
                                           =============== ===============
Income (loss) before extraordinary item
  allocated to Limited Partners            $    3,434,050  $     (132,033)
                                           =============== ===============
Income (loss) before extraordinary item
  per Limited Partnership Interest
  (30,005 issued and outstanding)          $       114.44  $        (4.40)
                                           =============== ===============
Extraordinary item allocated to
  General Partner                          $      (10,241)           None
                                           =============== ===============

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                  (CONTINUED)


Extraordinary item allocated to
  Limited Partners                         $     (216,182)           None
                                           =============== ===============
Extraordinary item per Limited
  Partnership Interest (30,005
  issued and outstanding)                  $        (7.20)           None
                                           =============== ===============
Net income (loss) allocated to
    General Partner                        $      148,685  $       (1,334)
                                           =============== ===============
Net income (loss) allocated to
  Limited Partners                         $    3,217,868  $     (132,033)
                                           =============== ===============
Net income (loss) per Limited
  Partnership Interest
  (30,005 issued and outstanding)          $       107.24  $        (4.40)
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                                  1997            1996
                                           --------------- ---------------
Operating activities:
  Net income (loss)                        $    3,264,770  $       (2,560)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Gain on sale of properties               (3,887,799)
      Debt extinguishment expenses                125,465
      Depreciation of properties                  231,604         332,052
      Amortization of deferred expenses            25,170          26,918
      Net change in:
        Escrow deposits - unrestricted            429,271         395,924
        Escrow deposits - restricted                              (20,824)
        Accounts and accrued interest
          receivable                              187,072
        Prepaid expenses                           53,417         (92,303)
        Accounts payable                           (8,130)        (14,013)
        Due to affiliates                          (3,563)          7,849
        Accrued liabilities                      (331,988)       (292,719)
        Security deposits                         (46,369)         (3,078)
                                           --------------- ---------------
  Net cash provided by operating activities        38,920         337,246
                                           --------------- ---------------
Investing activities:
  Proceeds from sales of real estate            7,200,000
  Payment of selling costs                       (174,541)
  Funding of escrow in connection with
    sales of real estate                         (100,000)
                                           ---------------
 Net cash provided by investing activities      6,925,459
                                           ---------------
Financing activities:
  Distribution to Limited Partners                               (225,038)
  Repayment of mortgage notes payable          (5,047,923)
  Principal payments on mortgage notes
    payable                                       (50,110)        (57,880)
                                           --------------- ---------------
 Net cash used in financing activities         (5,098,033)       (282,918)
                                           --------------- ---------------

Net change in cash and cash equivalents         1,866,346          54,328
Cash and cash equivalents at beginning
    of period                                   1,588,218         542,128
                                           --------------- ---------------

Cash and cash equivalents at end of period $    3,454,564  $      596,456
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1997 for financial statement purposes.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold the Greentree Village Apartments in 1996. During June 1997, the Partnership sold the Cedar Creek-Phases I and II Apartments. During July 1997, the Partnership sold its remaining two properties, the Walnut Hills-Phases I and II Apartments. Available proceeds from these property sales will be distributed to Limited Partners in August 1997. The Partnership will retain a portion of the cash from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $553,675 and $721,669, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost    $ 43,298     $ 32,077     $ 50,166

5. Property sales:

a) In June 1997, the Partnership sold the Cedar Creek-Phase I Apartments in an all cash sale for $3,232,653. From the proceeds of the sale, the Partnership paid $2,305,542 to the third party mortgage holder in full satisfaction of the first mortgage loan, $46,111 in prepayment penalties and $78,403 in selling costs. The basis of the property was $1,303,018, which is net of accumulated depreciation of $2,285,616. For financial statement purposes, the Partnership recognized a gain of $1,851,232 from the sale of this property.

b) In June 1997, the Partnership sold the Cedar Creek-Phase II Apartments in an all cash sale for $3,967,347. From the proceeds of the sale, the Partnership paid $2,742,381 to the third party mortgage holder in full satisfaction of the first mortgage loan, $54,847 in prepayment penalties and $96,138 in selling costs. The basis of the property was $1,834,642, which is net of accumulated depreciation of $3,043,064. For financial statement purposes, the Partnership recognized a gain of $2,036,567 from the sale of this property.

6. Extraordinary item:

In June 1997, the Partnership wrote off the remaining unamortized deferred financing fees totaling $125,465 and paid prepayment penalties totaling $100,958 in connection with the sales of the Cedar Creek-Phases I and II Apartments. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses for financial statement purposes.

7. Contingency:

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

8. Subsequent Events:

(a) In July 1997, the Partnership sold the Walnut Hills-Phase I Apartments in an all cash sale for $4,528,312. The Partnership used the proceeds from the sale and $753,849 of the proceeds from the sale of Walnut Hills-Phase II Apartments, as described below, to repay the $5,059,440 first mortgage loan in full and in addition, the Partnership paid a prepayment penalty of $101,189 and $121,532 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $2,672,000 from the sale of this property during the third quarter of 1997.

(b) In July 1997, the Partnership sold the Walnut Hills-Phase II Apartments in an all cash sale for $5,471,688. From the proceeds of the sale, the Partnership paid $1,871,300 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $37,426 and $146,767 in selling costs. In addition, $753,849 of the proceeds was used to repay the first mortgage loan of the Walnut Hills-Phase I Apartments, as described above. For financial statement purposes, the Partnership will recognize a gain of approximately $3,076,000 from the sale of this property during the third quarter of 1997.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. The Partnership has since disposed of all thirteen of these properties. During June 1997, the Partnership sold the Cedar Creek-Phases I and II Apartments. During July 1997, the Partnership sold its two remaining properties, the Walnut Hills-Phases I and II Apartments.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold two properties during the second quarter of 1997 and recognized significant gains on these sales. As a result of these sales, the Partnership generated income during the six months and quarter ended June 30, 1997 as compared to a net loss during the same periods in 1996. These gains were partially offset by increased property operating expenses incurred during 1997 in connection with preparing the remaining properties for sale. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

In August 1996, the Partnership sold the Greentree Village Apartments, resulting in a decrease in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses and property management fees during 1997 as compared to 1996.

Interest income on short-term investments increased during 1997 when compared to 1996 due to higher average cash balances resulting from proceeds retained from the sale of the Greentree Village Apartments in 1996.

Property operating expense decreased in 1997 by approximately $262,000 as a result of the sale of Greentree Village Apartments in 1996. During 1997, the Partnership incurred an increase in property operating expense of approximately $215,000 at the Cedar Creek-Phases I and II and Walnut Hills-Phases I and II apartment complexes for leasing costs, payroll, painting, decorating, floor covering and balcony and roof repairs in connection with preparing the properties for sale. This increase partially offset the decrease resulting from the sale of Greentree Village Apartments in 1996. The net effect was a decrease in property operating expense in 1997 as compared to 1996.

Real estate tax expense increased during the six months ended June 30, 1997 when compared to the same period in 1996 due to an increase in the assessed values of the Walnut Hills-Phases I and II Apartments, which increased real estate tax expense by approximately $28,000. This increase was partially offset by a decrease of approximately $23,000 resulting from the sale of the Greentree Village Apartments in 1996 and the sales of the Cedar Creek-Phases I and II Apartments in 1997.

For financial statement purposes, the Partnership recognized gains totaling $3,887,799 during 1997 in connection with sales of the Cedar Creek-Phases I and II Apartments.

During 1997, the Partnership wrote off the remaining unamortized deferred financing fees in connection with the sales of the Cedar Creek-Phases I and II Apartments totaling $125,465, and paid prepayment penalties in connection with the sales totaling $100,958. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses for financial statement purposes.

Administrative expenses decreased in 1997 as compared to 1996 primarily due to printing, postage and investor processing costs incurred during 1996 in connection with a tender offer.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $1,866,000 as of June 30, 1997, when compared to December 31, 1996 primarily due to the net proceeds received from the sales of the Cedar Creek-Phases I and II Apartments. Cash flow of approximately $39,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. The Partnership received cash of approximately $6,925,000 from investing activities consisting of net proceeds received from the sales of the Cedar Creek-Phases I and II Apartments. The Partnership used cash in financing activities of approximately $5,098,000 consisting primarily of the repayment of mortgage notes payable in connection with the sales of the Cedar Creek-Phases I and II Apartments.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Walnut Hills-Phase II Apartments generated positive cash flow during each of 1997 and 1996. The Walnut Hills-Phase I Apartments generated a marginal cash flow deficit during each of 1997 and 1996; however, the combined property operations of Walnut Hills-Phases I and II Apartments generated positive cash flow during each of 1997 and 1996. The Cedar Creek-Phases I and II Apartments generated marginal cash flow deficits during 1996 and prior to their sales in 1997. The Greentree Village Apartments, which was sold in August 1996, generated positive cash flow during 1996. As of June 30, 1997, the occupancy rate was 92% at the Walnut Hills-Phase I Apartments and 90% at the Walnut Hills-Phase II Apartments. These properties were sold in July 1997.

The Partnership sold the Greentree Village Apartments in 1996. During June 1997, the Partnership sold the Cedar Creek-Phases I and II Apartments. During July 1997, the Partnership sold its remaining two properties, the Walnut Hills-Phases I and II Apartments. Available proceeds from these property sales will be distributed to Limited Partners in August 1997. The Partnership will retain a portion of the cash from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In June 1997, the Partnership sold the Cedar Creek-Phase I Apartments in an all cash sale for $3,232,653. From the proceeds of the sale, the Partnership paid $2,305,542 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $46,111 and $78,403 in selling costs. The remaining available proceeds less the escrow funds as described below, are expected to be distributed to the Limited Partners in August 1997. See Note 5 of Notes to Financial Statements for additional information.

In June 1997, the Partnership sold the Cedar Creek-Phase II Apartments in an all cash sale for $3,967,344. From the proceeds of the sale, the Partnership paid $2,742,381 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $54,847 and $96,138 in selling costs. The remaining available proceeds less the escrow funds described below, are expected to be distributed to the Limited Partners in August 1997. See Note 5 of Notes to Financial Statements for additional information.

At the closing of the Cedar Creek-Phases I and II, Apartments, a total of $100,000 was placed in escrow, $44,898 of which was allocated to Phase I and $55,102 of which was allocated to Phase II. The escrow funds were not to be disbursed until the later of the settlement of any claims which have been made by the purchaser or August 1, 1997. Of the escrow amount, approximately $8,500 has been disbursed to the purchaser for claims presented by the purchaser and approximately $37,500 is expected to be disbursed to the Partnership in August 1997. The remaining $54,000 will remain in the escrow account pending the resolution of additional claims which have been presented by the purchaser.

In July 1997, the Partnership sold the Walnut Hills-Phase I Apartments in an all cash sale for $4,528,312. The Partnership used the proceeds from the sale and $753,849 of the proceeds from the sale of Walnut Hills-Phase II Apartments, as described below, to repay the $5,059,440 first mortgage loan in full and in addition, the Partnership paid a prepayment penalty of $101,189 and $121,532 in selling costs. See Note 8 of Notes to Financial Statements for additional information.

In July 1997, the Partnership sold the Walnut Hills-Phase II Apartments in an all cash sale for $5,471,688. From the proceeds of the sale, the Partnership paid $1,871,300 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $37,426 and $146,767 in selling costs. In addition, $753,849 of the proceeds was used to repay the first mortgage loan of the Walnut Hills-Phase I Apartments, as described above. The remaining available proceeds are expected to be distributed to the Limited Partners in August 1997. See Note 8 of Notes to Financial Statements for additional information.

In August 1997, the Partnership expects to make a distribution to the holders of Limited Partnership Interests representing a special distribution of the available Net Cash Proceeds from the sales of the Cedar Creek-Phases I and II and Walnut Hills-Phases I and II apartment complexes. To date, Limited Partners have received cash distributions totaling $455.57 per $1,000 Interest as well as certain tax benefits. Of this amount, $173.33 has been Net Cash Receipts and $282.24 represents Net Cash Proceeds. Investors will not recover all of their original investment.

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

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
--------------------------

Walnut Hills-Phase I Apartments
--------------------------------

As previously reported, on March 31, 1997, the Partnership contracted to sell Walnut Hills-Phase I Apartments, San Antonio, Texas ("Phase I_), to an unaffiliated party, Michael P. Morrison, for a sale price of $4,800,000. The Partnership and the purchaser subsequently agreed to reduce the sale price to $4,528,312. In addition, the purchaser assigned its rights under the agreement of sale to an affiliate, W/M Investors I, L. P., and the sale closed on July 1, 1997. From the proceeds of the sale, the Partnership paid $101,189 as a prepayment penalty on the first mortgage loan, as described below, $90,566 as a brokerage commission to an affiliate of the third party providing property management services for Phase I and $30,966 in closing costs. The Partnership utilized the remaining proceeds from the sale of Phase I of $4,406,780 and $753,849 from the sale of Walnut Hills-Phase II Apartments, as described below, towards the repayment of the outstanding balance of $5,059,440 for the first mortgage loan collateralized by Phase I.

Walnut Hills-Phase II Apartments
---------------------------------

As previously reported, on March 31, 1997, the Partnership contracted to sell Walnut Hills-Phase II Apartments, San Antonio, Texas ("Phase II"), to an unaffiliated party, Michael P. Morrison, for a sale price of $5,800,000. The Partnership and the purchaser subsequently agreed to reduce the sale price to $5,471,688. In addition, the purchaser assigned its rights under the agreement of sale to an affiliate, W/M Investors I, L.P., and the sale closed on July 1, 1997. From the proceeds of the sale, the Partnership repaid the outstanding balance of the first mortgage loan collateralized by Phase II of $1,871,300, paid a prepayment penalty of $37,426, $109,434 as a brokerage commission to an affiliate of the third party providing property management services for Phase II and $37,333 in closing costs. The Partnership received the remaining sale proceeds of approximately $3,416,000. Of such amount, $753,849 was utilized towards the repayment of the outstanding balance of the first mortgage loan collateralized by Walnut Hills-Phase I Apartments, as described above.

Cedar Creek-Phases I and II Apartments
----------------------------------------

As previously reported, on April 30, 1997, the Partnership contracted to sell Cedar Creek-Phases I and II Apartments, San Antonio, Texas, to an unaffiliated party, Ambassador VIII, L.P., a Delaware limited partnership, for a sale price of $7,200,000. For accounting purposes, $3,232,653 of the sale price has been allocated to Phase I and $3,967,347 of the sale price has been allocated to Phase II. The purchaser subsequently assigned its rights under the agreement of sale to an affiliate, Ambassador II, L.P., a Delaware limited partnership. The closing was extended and the sale closed on June 27, 1997. From the proceeds of the sale, the Partnership repaid the total of the outstanding balances of the first mortgage loans collateralized by the property of $5,047,923, paid $100,958 in prepayment penalties and $144,000 as a brokerage commission to an affiliate of the third party providing property management services for the property and $30,541 in closing costs. In addition, $100,000 was placed in escrow and was not to be disbursed to the Partnership until the later of the settlement of any claims by the purchaser or August 1, 1997. Of the escrow amount, $44,898 has been allocated to Phase I and $55,102 has been allocated to Phase II. The Partnership received the remaining sale proceeds of approximately $1,877,000.

Of the escrow amount, described above, approximately $8,500 has been disbursed to the purchaser for claims presented by the purchaser and approximately $37,500 is expected to be disbursed to the Partnership in August 1997. The remaining $54,000 will remain in the escrow account pending resolution of additional claims which have been presented by the purchaser.


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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto related to the sale of the Walnut Hills-Phase I Apartments, San Antonio, Texas, previously filed as Exhibit (2)(a) to the Registrant's Report on Form 8-K dated March 31, 1997 is incorporated herein by reference.

(a)(ii) First Amendment to Agreement of Sale relating to the sale of Walnut Hills-Phase I Apartments, San Antonio, Texas, is attached hereto.

b)(i) Agreement of Sale and attachment thereto related to the sale of the Walnut Hills-Phase II Apartments, San Antonio, Texas, previously filed as Exhibit (2)(b) to the Registrant's Report on Form 8-K dated March 31, 1997 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of Walnut Hills-Phase II Apartments, San Antonio, Texas, is attached hereto.

(c) Agreement of Sale and attachment thereto relating to the sale of Greentree Village Apartments, Colorado Springs, Colorado, previously filed as Exhibit
(10) to the Registrant's Report on Form 10-Q dated June 30, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto related to the sale of Cedar Creek-Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(i) to the Registrant's Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(ii) Escrow Agreement related to the Sale of Cedar Creek-Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(a)(ii) to the Registrant's Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(iii) First Amendment to Agreement of Sale related to the sale of Cedar Creek-Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(iii) to the Registrant's Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale related to the sale of Cedar Creek-Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(iv) to the Registrant's Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(v) Third Amendment to Agreement of Sale relating to the sale of Cedar Creek-Phases I and II Apartments, San Antonio, Texas, is attached hereto.

(vi) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Cedar Creek-Phases I and II Apartments, San Antonio, Texas, is attached hereto.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1997.

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



Date:  August 14, 1997
      --------------------