Form 10-Q
period 1997-09-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1997-11-13
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   1,121,918   $   1,588,218
Escrow deposits - unrestricted                                    742,334
Accounts and accrued intereset receivable           4,747         194,163
Prepaid expenses                                                   53,417
Deferred expenses, net of accumulated
  amortization of $180,390 in 1996                                293,887
                                            --------------  --------------
                                                1,126,665       2,872,019
                                            --------------  --------------
Investment in real estate
  Land                                                            929,151
  Buildings and improvements                                   14,693,197
                                                            --------------
                                                               15,622,348
  Less accumulated depreciation                                 8,269,165
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                      7,353,183
                                            --------------  --------------
                                            $   1,126,665   $  10,225,202
                                            ==============  ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                            $      79,543   $      45,120
Due to affiliates                                  42,206          53,729
Accrued real estate taxes                                         463,870
Security deposits                                                  76,035
Mortgage notes payable                                         12,028,777
                                            --------------  --------------
     Total liabilities                            121,749      12,667,531
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (deficit)
 (30,005 Interests issued and outstanding)      1,024,534      (2,274,026)

General Partner's deficit                         (19,618)       (168,303)
                                            --------------  --------------
     Total partners' capital (deficit)          1,004,916      (2,442,329)
                                            --------------  --------------
                                            $   1,126,665   $  10,225,202
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.




                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                            --------------  --------------
Income:
  Rental and service                        $   1,926,250   $   3,989,560
  Interest on short-term investments              118,773          59,424
                                            --------------  --------------
    Total income                                2,045,023       4,048,984
                                            --------------  --------------

Expenses:
  Interest on mortgage notes payable              555,453       1,053,147
  Depreciation                                    231,604         473,640
  Amortization of deferred expenses                25,170          39,938
  Property operating                            1,349,301       1,946,194
  Real estate taxes                               234,376         350,016
  Property management fees                         95,944         197,377
  Administrative                                  222,387         249,206
                                            --------------  --------------
    Total expenses                              2,714,235       4,309,518
                                            --------------  --------------
Loss before gain on sale of properties
  and extraordinary item                         (669,212)       (260,534)

Gain on sale of properties                      9,635,582       6,122,000
                                            --------------  --------------
Income before extraordinary item                8,966,370       5,861,466

Extraordinary item:
  Debt extinguishment expense                    (508,290)       (102,943)
                                            --------------  --------------
Net income                                  $   8,458,080   $   5,758,523
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $     157,620   $      58,615
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $   8,808,750   $   5,802,851
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (30,005 issued and outstanding)           $      293.57   $      193.40
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                           $      (8,935)  $      (1,029)
                                            ==============  ==============

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997            1996
                                            --------------  --------------

Extraordinary item allocated to
  Limited Partners                          $    (499,355)  $    (101,914)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (30,005
  issued and outstanding)                   $      (16.64)  $       (3.40)
                                            ==============  ==============
Net income allocated to
  General Partner                           $     148,685   $      57,586
                                            ==============  ==============
Net income allocated to
  Limited Partners                          $   8,309,395   $   5,700,937
                                            ==============  ==============
Net income per Limited
  Partnership Interest (30,005
  issued and outstanding)                   $      276.93   $      190.00
                                            ==============  ==============
Distribution to Limited Partners            $   5,010,835   $     225,038
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                  $      167.00   $        7.50
                                            ==============  ==============

   The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                            --------------  --------------
Income:
  Rental and service                                        $   1,226,536
  Interest on short-term investments        $      57,411          45,047
                                            --------------  --------------
    Total income                                   57,411       1,271,583
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable                1,778         331,448
  Depreciation                                                    141,588
  Amortization of deferred expenses                                13,020
  Property operating                              239,566         776,786
  Real estate taxes                                 5,456         125,613
  Property management fees                          5,656          60,048
  Administrative                                   77,561          81,054
                                            --------------  --------------
    Total expenses                                330,017       1,529,557
                                            --------------  --------------
Loss before gain on sale of properties
  and extraordinary item                         (272,606)       (257,974)

Gain on sale of properties                      5,747,783       6,122,000
                                            --------------  --------------
Income before extraordinary item                5,475,177       5,864,026

Extraordinary item:
  Debt extinguishment expense                    (281,867)       (102,943)
                                            --------------  --------------
Net income                                  $   5,193,310   $   5,761,083
                                            ==============  ==============
(Loss) income before extraordinary item
  allocated to General Partner              $        (288)  $      58,641
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $   5,475,465   $   5,805,385
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (30,005 issued and outstanding)           $      182.48   $      193.48
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                           $       1,306          (1,029)
                                            ==============  ==============

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997            1996
                                            --------------  --------------
Extraordinary item allocated to
  Limited Partners                          $    (283,173)       (101,914)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (30,005
  issued and outstanding)                   $       (9.44)          (3.40)
                                            ==============  ==============
Net income allocated to
  General Partner                           $       1,018   $      57,612
                                            ==============  ==============
Net income allocated to
  Limited Partners                          $   5,192,292   $   5,703,471
                                            ==============  ==============
Net income per Limited
  Partnership Interest (30,005
  issued and outstanding)                   $      173.04   $      190.08
                                            ==============  ==============
Distribution to Limited Partners            $   5,010,835            None
                                            ==============  ==============
Distribution per Limited Partnership

  Interest (30,005 issued and outstanding)  $      167.00            None
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                            --------------  --------------
Operating activities:
  Net income                                $   8,458,080   $   5,758,523
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
      Gain on sale of properties               (9,635,582)     (6,122,000)
      Debt extinguishment expense                 268,717         102,943
      Depreciation of properties                  231,604         473,640
      Amortization of deferred expenses            25,170          39,938
      Net change in:
        Escrow deposits - unrestricted            742,334         327,543
        Escrow deposits - restricted                               94,709
        Accounts and accrued interest
          receivable                              189,416        (176,000)
        Prepaid expenses                           53,417         (49,509)
        Accounts payable                           34,423          (3,008)
        Due to affiliates                         (11,523)         15,465
        Accrued liabilities                      (463,870)       (184,639)
        Security deposits                         (76,035)        (23,077)
                                            --------------  --------------
  Net cash (used in) provided by operating
    activities                                   (183,849)        254,528
                                            --------------  --------------
Investing activities:
  Proceeds from sale of properties             17,200,000       8,800,000
  Payment of selling costs                       (442,839)       (240,916)
  Funding of escrow in connection with the
    sales of real estate                         (100,000)
  Release of escrow in connection with the
    sales of real estate                          100,000
                                            --------------  --------------
  Net cash provided by investing activities    16,757,161       8,559,084
                                            --------------  --------------
Financing activities:
  Distribution to Limited Partners             (5,010,835)       (225,038)
  Repayment of mortgage note payable          (11,978,663)     (3,073,129)
  Principal payments on mortgage notes
    payable                                       (50,114)        (84,818)
                                            --------------  --------------
  Net cash used in financing activities       (17,039,612)     (3,382,985)
                                            --------------  --------------

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                 1997            1996
                                            --------------  --------------

Net change in cash and cash equivalents          (466,300)      5,430,627
Cash and cash equivalents at beginning
  of period                                     1,588,218         542,128
                                            --------------  --------------
Cash and cash equivalents at end of period  $   1,121,918   $   5,972,755
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the income allocations between the Partners have been adjusted for financial statement purposes in 1997.

(b) The Partnership has restated net income for the nine months and quarter ended September 30, 1996 as a result of the state withholding taxes paid in connection with the sale of the Greentree Village Apartments in August 1996. Such amounts had previously been recorded as an expense of sale. The Partnership adjusted the expenses of the sale during the latter part of 1996 as a result of receiving a refund of these taxes during February 1997. Accordingly, there was no change to partners' capital as of December 31, 1996 as a result of this restatement.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold the Greentree Village Apartments in 1996. During June 1997, the Partnership sold the Cedar Creek - Phases I and II Apartments and during July 1997, the Partnership sold its remaining two properties, the Walnut Hills - Phases I and II Apartments. Available proceeds from these property sales were distributed to Limited Partners in August 1997. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $555,453 and $1,053,147, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost    $ 66,649      $ 23,351    $ 42,206

5. Property sales:

a) In June 1997, the Partnership sold the Cedar Creek - Phase I Apartments in an all cash sale for $3,232,653. From the proceeds of the sale, the Partnership paid $2,305,542 to the third party mortgage holder in full satisfaction of the first mortgage loan, $46,111 in prepayment penalties and $78,403 in selling costs. The basis of the property was $1,303,018, which is net of accumulated depreciation of $2,285,616. For financial statement purposes, the Partnership recognized a gain of $1,851,232 from the sale of this property.

b) In June 1997, the Partnership sold the Cedar Creek - Phase II Apartments in an all cash sale for $3,967,347. From the proceeds of the sale, the Partnership paid $2,742,381 to the third party mortgage holder in full satisfaction of the first mortgage loan, $54,847 in prepayment penalties and $96,138 in selling costs. The basis of the property was $1,834,642, which is net of accumulated depreciation of $3,043,064. For financial statement purposes, the Partnership recognized a gain of $2,036,567 from the sale of this property.

(c) In July 1997, the Partnership sold the Walnut Hills - Phase I Apartments in an all cash sale for $4,528,312. The Partnership used the proceeds from the sale and $753,848 of the proceeds from the sale of Walnut Hills - Phase II Apartments, as described below, to repay the $5,059,440 first mortgage loan in full and in addition, the Partnership paid a prepayment penalty of $101,189 and $121,531 in selling costs. The basis of the property was $1,734,932, which is net of accumulated depreciation of $1,577,926. For financial statement purposes, the Partnership recognized a gain of $2,671,849 from the sale of this property.

(d) In July 1997, the Partnership sold the Walnut Hills - Phase II Apartments in an all cash sale for $5,471,688. From the proceeds of the sale, the Partnership paid $1,871,300 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $37,426 and $146,767 in selling costs. In addition, $753,848 of the proceeds was used to repay the first mortgage loan of the Walnut Hills - Phase I Apartments, as described above. The basis of the property was $2,248,987, which is net of accumulated depreciation of $1,594,163. For financial statement purposes, the Partnership recognized a gain of $3,075,934 from the sale of this property

6. Extraordinary Item:

In June 1997, the Partnership wrote off the remaining unamortized deferred financing fees totaling $125,465 and paid prepayment penalties totaling $100,958 in connection with the sales of the Cedar Creek - Phases I and II Apartments. In July 1997, the Partnership wrote off the remaining unamortized deferred financing fees totaling $143,252 and paid prepayment penalties totaling $138,615 in connection with the sales of the Walnut Hills - Phases I and II Apartments. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses for financial statement purposes.

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

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. The Partnership has since disposed of all thirteen of these properties. During June 1997, the Partnership sold the Cedar Creek - Phases I and II Apartments. During July 1997, the Partnership sold its two remaining properties, the Walnut Hills - Phases I and II Apartments.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized higher gains on sale in connection with the sales of two of its properties during June 1997 and the sales of its remaining two properties during July 1997 than the gain recognized during August 1996 related to the sale of one of its properties. This was the primary reason net income increased during the nine months ended September 30, 1997 as compared to the same period in 1996. The gain on sale recognized during the quarter ended September 30, 1996 was higher than the gains on sale recognized during the quarter ended September 30, 1997. As a result net income decreased during the quarter ended September 30, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

In August 1996, the Partnership sold the Greentree Village Apartments, in June 1997, the Partnership sold the Cedar Creek - Phases I and II Apartments and in July 1997, the Partnership sold the Walnut Hills - Phases I and II Apartments. These sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees during 1997 as compared to 1996.

Interest income on short-term investments increased during 1997 when compared to 1996 due to higher average cash balances resulting from proceeds received from the sale of the Cedar Creek - Phases I and II Apartments in June 1997 and Walnut Hills - Phases I and II Apartments in July 1997 prior to distribution to Limited Partners in August 1997.

For financial statement purposes, the Partnership recognized gains totaling $9,635,582 during 1997 in connection with sales of the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes and a gain of $6,122,000 during 1996 in connection with the sale of the Greentree Village Apartments.

In June 1997, the Partnership wrote off the remaining unamortized deferred financing fees totaling $125,465, and paid prepayment penalties totaling $100,958 in connection with the sales of the Cedar Creek - Phases I and II Apartments. In July 1997, the Partnership wrote off the remaining unamortized deferred financing fees totaling $143,252, and paid prepayment penalties totaling $138,615 in connection with the sales of the Walnut Hills - Phases I and II Apartments. In August 1996, the Partnership wrote off the remaining unamortized deferred financing fees in connection with the sale of the Greentree Village Apartments in the amount of $102,943. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

Administrative expenses decreased in 1997 as compared to 1996 primarily due to a decrease in accounting, portfolio management and investor service fees. However, these decreases were partially offset by an increase in legal fees.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $466,000 as of September 30, 1997, when compared to December 31, 1996 primarily due to a special distribution made to Limited Partners from proceeds received from the four property sales during 1997. Cash of approximately $184,000 was used in operating activities which consisted of the funding of cash flow deficits from the operations of the Partnership's properties and administrative expenses, which were partially offset by interest income on short-term investments. The Partnership received cash of approximately $16,757,000 from investing activities consisting of net proceeds received from the sales of the Cedar Creek - Phases I and II Apartments and Walnut Hills - Phases I and II Apartments. The Partnership used cash in financing activities of approximately $17,040,000 consisting primarily of the repayment of mortgage notes payable in connection with the sales of the Cedar Creek - Phases I and II and Walnut Hills
- Phases I and II apartment complexes and a special distribution of $5,010,835 to the Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold the Greentree Village Apartments in 1996. During June 1997, the Partnership sold the Cedar Creek - Phases I and II Apartments and during July 1997, the Partnership sold its remaining two properties, the Walnut Hills - Phases I and II Apartments. Available proceeds from these property sales were distributed to Limited Partners in August 1997. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In June 1997, the Partnership sold the Cedar Creek - Phase I Apartments in an all cash sale for $3,232,653. From the proceeds of the sale, the Partnership paid $2,305,542 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $46,111 and $78,403 in selling costs. The remaining available proceeds, less the escrow funds as described below, were distributed to the Limited Partners in August 1997. See Note 5 of Notes to Financial Statements for additional information.

In June 1997, the Partnership sold the Cedar Creek - Phase II Apartments in an all cash sale for $3,967,347. From the proceeds of the sale, the Partnership paid $2,742,381 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $54,847 and $96,138 in selling costs. The remaining available proceeds, less the escrow funds described below, were distributed to the Limited Partners in August 1997. See Note 5 of Notes to Financial Statements for additional information.

At the closing of the Cedar Creek - Phases I and II Apartments, a total of $100,000 was placed in escrow, $44,898 of which was allocated to Phase I and $55,102 of which was allocated to Phase II. The escrow funds were not to be disbursed until the later of the settlement of any claims which have been made by the purchaser or August 1, 1997. Of the escrow amount, $31,922 has been paid to the purchaser for certain claims which were presented by the purchaser and the remaining $68,078 has been disbursed to the Partnership.

In July 1997, the Partnership sold the Walnut Hills - Phase I Apartments in an all cash sale for $4,528,312. The Partnership used the proceeds from the sale and $753,848 of the proceeds from the sale of Walnut Hills - Phase II Apartments, as described below, to repay the $5,059,440 first mortgage loan in full and in addition, the Partnership paid a prepayment penalty of $101,189 and $121,531 in selling costs. See Note 5 of Notes to Financial Statements for additional information.

In July 1997, the Partnership sold the Walnut Hills - Phase II Apartments in an all cash sale for $5,471,688. From the proceeds of the sale, the Partnership paid $1,871,300 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $37,426 and $146,767 in selling costs. In addition, $753,848 of the proceeds was used to repay the first mortgage loan of the Walnut Hills - Phase I Apartments, as described above. The remaining available proceeds were distributed to the Limited Partners in August 1997. See Note 5 of Notes to Financial Statements for additional information.

In August 1997, the Partnership paid a distribution of $5,010,835 ($167 per Interest) to the holders of Limited Partnership Interests from available Net Cash Proceeds from the sales of Cedar Creek - Phases I and II and Walnut Hills
- Phases I and II apartment complexes. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected. To date, Limited Partners have received cash distributions totaling $622.57 per $1,000 Interest as well as certain tax benefits. Of this amount, $173.33 has been Net Cash Receipts and $449.24 represents Net Cash Proceeds. Investors will not recover all of their original investment.

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

(ii) First Amendment to Agreement of Sale relating to the sale of Walnut Hills
- Phase I Apartments, San Antonio, Texas, previously filed as Exhibit
(10)(a)(ii) to the Registrant's Report on Form 10-Q dated June 30, 1997 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto related to the sale of the Walnut Hills - Phase II Apartments, San Antonio, Texas, previously filed as Exhibit (2)(b) to the Registrant's Report on Form 8-K dated March 31, 1997 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of Walnut Hills
- Phase II Apartments, San Antonio, Texas, previously filed as Exhibit
(10)(b)(ii) to the Registrant's Report on Form 10-Q dated June 30, 1997 is incorporated herein by reference.

(c) Agreement of Sale and attachment thereto relating to the sale of Greentree Village Apartments, Colorado Springs, Colorado, previously filed as Exhibit
(10) to the Registrant's Report on Form 10-Q dated June 30, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(i) to the Registrant's Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(ii) Escrow Agreement related to the Sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(a)(ii) to the Registrant's Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(iii) First Amendment to Agreement of Sale related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit

(10)(d)(iii) to the Registrant's Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit
(10)(d)(iv) to the Registrant's Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(v) Third Amendment to Agreement of Sale relating to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit
(10)(d)(v) to the Registrant's Report on Form 10-Q dated June 30, 1997 is incorporated herein by reference.

(vi) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(vi) to the Registrant's Report on Form 10-Q dated June 30, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1997.

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

Date: November 13, 1997
      --------------------