Form 10-K
period 1997-12-31
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1998-03-20
CIK 310614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
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

Item 1. Business
----------------

Balcor Equity Properties Ltd.-VIII (the "Registrant") is a limited partnership formed in 1979 under the laws of the State of Illinois. The Registrant raised $30,005,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire thirteen real property investments and has since disposed of all of these properties. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events including the disposition of all interests in real estate. During 1996, the Registrant sold one property. During 1997, the Registrant sold its remaining four properties, the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During June 1997, the Registrant sold the Cedar Creek - Phases I and II apartment complexes in all cash sales for $3,232,653 and $3,967,347, respectively. During July 1997, the Registrant sold the Walnut Hills - Phases I and II apartment complexes in all cash sales for $4,528,312 and $5,471,688, respectively. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of BRI Partners-79, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-------------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997, and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc. and various other entities were originally the named defendants in the action. The December 5, 1997 and January 15, 1998 Amended Complaints, among other changes, no longer name the Registrant as a defendant and all claims relating to the Registrant have been eliminated from the Amended Complaint. As a result, this case will be deleted from all future reports of the Registrant.

Masri vs. Lehman Brothers, Inc., et al.
----------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Plaintiffs' counsel has indicated an intent to withdraw this complaint.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 2802.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                        1997        1996       1995        1994       1993
                    ----------   ---------  ----------  ----------  ----------

Total income        $2,054,040 $5,117,065   $6,043,472 $6,175,042    $5,290,545
(Loss) income
  before gain
  on sale of
  assets and
  extraordinary
  item               (717,805)  (444,820)      135,417    414,158     (327,499)
Net income (loss)    8,409,487  5,574,237      135,417    700,620     (327,499)
Net income (loss)
  per Limited
  Partnership
  Interest- Basic
  and Diluted           275.35     183.92         4.47      23.12       (10.81)
Total assets         1,028,006 10,225,202   12,335,453 15,387,316    15,170,384
Mortgage notes
  payable                 None 12,028,777   15,212,762 15,320,720    15,419,064
Distributions
  per Limited (A)
  Partnership
  Interest              167.00     147.50       100.57        None        None

(A) These amounts include distributions of original capital of $167.00, $140.00 and $59.74 per Limited Partnership Interest for the years 1997, 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Properties Ltd. - VIII ("the Partnership") recognized gains in connection with the sale of its four remaining properties during 1997 which exceeded the gain recognized during 1996 related to the sale of one of its properties. This was the primary reason net income increased during 1997 as compared to 1996. The gain on sale recognized in 1996 was the primary reason net income increased in 1996 as compared to 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

In August 1996, the Partnership sold the Greentree Village Apartments, in June 1997, the Partnership sold the Cedar Creek - Phases I and II apartment complexes and in July 1997, the Partnership sold the Walnut Hills - Phases I and II apartment complexes. These sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees during 1997 as compared to 1996.

Interest income on short-term investments increased during 1997 when compared to 1996 due to higher average cash balances resulting from the investment of proceeds received from the sale of the Cedar Creek - Phases I and II Apartments in June 1997 and Walnut Hills - Phases I and II Apartments in July 1997 prior to distribution to Limited Partners in August 1997.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

Administrative expenses decreased in 1997 as compared to 1996 primarily due to a decrease in accounting, legal and portfolio management fees.

For financial statement purposes, the Partnership recognized gains totaling $9,635,582 during 1997 in connection with the sales of the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes and a gain of $6,122,000 during 1996 in connection with the sale of the Greentree Village Apartments.

In 1997, the Partnership wrote off the remaining unamortized deferred financing fees totaling $268,717, and paid prepayment penalties totaling $239,573 in connection with the sales of the Cedar Creek - Phases I and II apartment complexes and the Walnut Hills - Phases I and II apartment complexes. In 1996, the Partnership wrote off the remaining unamortized deferred financing fees in connection with the sale of the Greentree Village Apartments in the amount of $102,943. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

1996 Compared to 1995
---------------------

In August 1996, the Partnership sold the Greentree Village Apartments. Also, during the first three quarters of 1996, average occupancy levels decreased at the Partnership's remaining properties due to a stagnant market in San Antonio during 1996. The combined effect resulted in a decrease in rental and service income during 1996 when compared to 1995. Occupancy levels had increased during the fourth quarter of 1996 due to increased marketing efforts at the properties. All of the properties remaining at December 31, 1996 were located in the San Antonio, Texas market. The properties were experiencing increased competition from new construction of single and multifamily housing. The phase out of the corporate suite rental program at Cedar Creek - Phases I and II apartment complexes also contributed to the decrease in rental and service income.

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

As a result of increased expenditures of approximately $266,000 for payroll, painting and decorating, and carpet replacement at Cedar Creek - Phases I and II apartment complexes, property operating expense increased during 1996 when compared to 1995. This increase was partially offset by a decrease of approximately $223,000 resulting from the sale of Greentree Village Apartments.

Real estate tax expense decreased during 1996 when compared to 1995 primarily due to the sale of Greentree Village Apartments as discussed above. Also contributing to the decrease was a reduction in the assessed values of the Partnership's remaining properties at December 31, 1996, all of which were located in the San Antonio, Texas market.

The Partnership incurred nonrecurring legal, consulting, printing and postage costs in connection with two tender offers during 1995, and one tender offer during 1996. As a result, administrative expenses decreased during 1996 as compared to 1995.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $585,000 as of December 31, 1997, when compared to December 31, 1996 primarily due to a distribution made to Limited Partners from proceeds received from the four property sales during 1997 and the funding of cash flow deficits at the Partnership properties prior to their sales. Cash of approximately $303,000 was used in operating activities which consisted of the funding of cash flow deficits from the operations of the Partnership's properties and administrative expenses, which were partially offset by interest income on short-term investments. The Partnership received cash of approximately $16,757,000 from investing activities consisting of net proceeds received from the sales of the Cedar Creek - Phases I and II apartment complexes and Walnut Hills - Phases I and II apartment complexes. The Partnership used cash in financing activities of approximately $17,040,000 consisting primarily of the repayment of mortgage notes payable in connection with the sales of the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes and a distribution of $5,010,835 to the Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold the Greentree Village Apartments in 1996. During 1997, the Partnership sold its remaining four properties, the Cedar Creek - Phases I and II and Walnut Hills - Phases I and II apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In June 1997, the Partnership sold the Cedar Creek - Phase I Apartments in an all cash sale for $3,232,653. From the proceeds of the sale, the Partnership paid $2,305,542 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $46,111 and $78,403 in selling costs. The remaining available proceeds, less the escrow funds as described below, were distributed to the Limited Partners in August 1997. See Note 9 of Notes to Financial Statements for additional information.

In June 1997, the Partnership sold the Cedar Creek - Phase II Apartments in an all cash sale for $3,967,347. From the proceeds of the sale, the Partnership paid $2,742,381 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $54,847 and $96,138 in selling costs. The remaining available proceeds, less the escrow funds described below, were distributed to the Limited Partners in August 1997. See Note 9 of Notes to Financial Statements for additional information.

At the closing of the Cedar Creek - Phases I and II Apartments, a total of $100,000 was placed in escrow, $44,898 of which was allocated to Phase I and $55,102 of which was allocated to Phase II. The escrow funds were not to be disbursed until the later of the settlement of any claims which had been made by the purchaser or August 1, 1997. Of the escrow amount, $31,922 has been paid to the purchaser for certain claims which were presented by the purchaser and the remaining $68,078 has been disbursed to the Partnership.

In July 1997, the Partnership sold the Walnut Hills - Phase I Apartments in an all cash sale for $4,528,312. The Partnership used the proceeds from the sale and $753,848 of the proceeds from the sale of Walnut Hills - Phase II Apartments, as described below, to repay the $5,059,440 first mortgage loan in full. In addition, the Partnership paid a prepayment penalty of $101,189 and $121,531 in selling costs. See Note 9 of Notes to Financial Statements for additional information.

In July 1997, the Partnership sold the Walnut Hills - Phase II Apartments in an all cash sale for $5,471,688. From the proceeds of the sale, the Partnership paid $1,871,300 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $37,426 and $146,767 in selling costs. In addition, $753,848 of the proceeds was used to repay the first mortgage loan of the Walnut Hills - Phase I Apartments, as described above. The remaining available proceeds were distributed to the Limited Partners in August 1997. See Note 9 of Notes to Financial Statements for additional information.

The Partnership made distributions totaling $167.00, $147.50, and $100.57 per Interest in 1997, 1996 and 1995, respectively. Distributions were comprised of $167.00 of Net Cash Proceeds in 1997, $7.50 of Net Cash Receipts and $140.00 of Net Cash Proceeds in 1996, and $40.83 of Net Cash Receipts and $59.74 of Net Cash Proceeds in 1995.

No distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. To date, Limited Partners have received cash distributions totaling $622.57 per $1,000 Interest as well as certain tax benefits. Of this amount, $173.33 has been Net Cash Receipts and $449.24 represents Net Cash Proceeds. Investors will not recover all of their original investment.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax return is summarized as follows:
                         December 31, 1997         December 31, 1996
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ----------  -----------     --------

Total assets          $1,028,006    $4,605,645  $10,225,202   $12,308,530
Partners' (deficit)
  capital accounts:
    General Partner     (20,636)      (20,636)    (168,303)     (134,433)
    Limited Partners     976,959     4,569,990  (2,274,026)     (327,930)
Net income:
    General Partner      147,667       113,797       55,742       223,152
    Limited Partners   8,261,820     9,908,755    5,518,495     5,398,151
    Per Limited Part-
      nership Interest    275.35        330.24       183.92        179.90

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor BRI Partners-79, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                                OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Vice President                          John K. Powell, Jr.
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,834 in 1997 with respect to one of the executive officers and directors of BRI Partners-79, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entities are the Limited Partners which own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
-----------------------------------------------------------------------------

Limited             WIG VIII            2,005.50       6.69%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

Limited             Metropolitan        1,515.00       5.05%
Partnership         Acquisition VII     Limited
Interests           Greenville,         Partnership
                    South Carolina      Interests

For purposes of this Item 12, WIG VIII Partners is an affiliate of Metropolitan Acquisition VII and, collectively, they own 11.74% of the Interests.

(b) Neither BRI Partners-79 nor its officers or partners own any Limited Partnership Interests of the Registrant.

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional interests.

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

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto related to the sale of the Walnut Hills - Phase I Apartments, San Antonio, Texas, previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated March 31, 1997 is incorporated herein by reference.

(a)(ii) First Amendment to Agreement of Sale relating to the sale of Walnut Hills - Phase I Apartments, San Antonio, Texas, previously filed as Exhibit
(10)(a)(ii) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto related to the sale of the Walnut Hills - Phase II Apartments, San Antonio, Texas, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated March 31, 1997 is incorporated herein by reference.

(b)(ii) First Amendment to Agreement of Sale relating to the sale of Walnut Hills - Phase II Apartments, San Antonio, Texas, previously filed as Exhibit
(10)(b)(ii) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 is incorporated herein by reference.

(c) Agreement of Sale and attachment thereto relating to the sale of Greentree Village Apartments, Colorado Springs, Colorado, previously filed as Exhibit
(10) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(i) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(ii) Escrow Agreement related to the Sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(a)(ii) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(iii) First Amendment to Agreement of Sale related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit
(10)(d)(iii) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit
(10)(d)(iv) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(v) Third Amendment to Agreement of Sale relating to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit
(10)(d)(v) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 is incorporated herein by reference.

(vi) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(vi) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 15, 1998 was filed reporting the status of proposed class action litigation to which the Registrant was a party.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES LTD.-VIII


                         By:/s/Jayne A. Kosik
                            ----------------------
                              Jayne A. Kosik
                              Senior Managing Director and Chief
                              Financial Officer (Principal
                              Accounting Officer) of BRI
                              Partners-79, the General Partner

Date: March 20, 1998
     --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of BRI Partners-79,
                         the General Partner
/s/Thomas E. Meador                                         March 20, 1998
--------------------                                        --------------
   Thomas E. Meador

                         Senior Managing Director, and Chief
                         Financial Officer (Principal
                         Accounting Officer) of BRI
                         Partners-79, the General Partner
/s/Jayne A. Kosik                                           March 20, 1998
--------------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Properties Ltd.-VIII:

We have audited the financial statements of Balcor Equity Properties Ltd.-VIII (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties Ltd.-VIII at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.



                                   COOPERS & LYBRAND L.L.P.




Chicago, Illinois
March 16, 1998

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                               1997             1996
                                          ---------------  ---------------
Cash and cash equivalents                 $    1,002,912   $    1,588,218
Escrow deposits - unrestricted                                    742,334
Accounts and accrued interest
  receivable                                      25,094          194,163
Prepaid expenses                                                   53,417
Deferred expenses, net of accumulated
  amortization of $180,390 in 1996                                293,887
                                          ---------------  ---------------
                                               1,028,006        2,872,019
                                          ---------------  ---------------
Investment in real estate:
  Land                                                            929,151
  Buildings and improvements                                   14,693,197
                                                           ---------------
                                                               15,622,348
  Less accumulated depreciation                                 8,269,165
                                                           ---------------
Investment in real estate, net of
  accumulated depreciation                                      7,353,183
                                          ---------------  ---------------
                                          $    1,028,006   $   10,225,202
                                          ===============  ===============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                          $       20,257   $       45,120
Due to affiliates                                 51,426           53,729
Accrued liabilities, principally
  real estate taxes                                               463,870
Security deposits                                                  76,035
Mortgage notes payable                                         12,028,777
                                          ---------------  ---------------
     Total liabilities                            71,683       12,667,531
                                          ---------------  ---------------
Commitments and contingencies

Limited Partners' capital (deficit)
 (30,005 Interests issued and outstanding)       976,959       (2,274,026)

General Partner's deficit                        (20,636)        (168,303)
                                          ---------------  ---------------
     Total partner's capital(deficit)            956,323       (2,442,329)
                                          ---------------  ---------------
                                          $    1,028,006   $   10,225,202
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL(DEFICIT)
             for the years ended December 31, 1997, 1996 and 1995

                                  Partners' Capital(Deficit) Accounts
                             ---------------------------------------------
                                                 General        Limited
                                  Total          Partner       Partners
                             --------------- -------------- --------------

Balance at December 31,
  1994                       $     (708,642) $    (225,399) $    (483,243)

Cash distributions (A)           (3,017,603)                   (3,017,603)

Net income for the
  year ended December
  31, 1995                          135,417          1,354        134,063
                             --------------- -------------- --------------
Balance at December 31,
  1995                           (3,590,828)      (224,045)    (3,366,783)

Cash distributions (A)           (4,425,738)                   (4,425,738)

Net income for the
  year ended December
  31, 1996                        5,574,237         55,742      5,518,495
                             --------------- -------------- --------------
Balance at December 31,
  1996                           (2,442,329)      (168,303)    (2,274,026)

Cash distributions (A)           (5,010,835)                   (5,010,835)

Net income for the
  year ended December
  31, 1997                        8,409,487        147,667      8,261,820
                             --------------- -------------- --------------
Balance at December 31,
  1997                       $      956,323  $     (20,636) $     976,959
                             =============== ============== ==============

(A) Summary of cash distributions paid per Limited
    Partnership Interest:

                                   1997           1996           1995
                              --------------  -------------  -------------

First Quarter                          None          $7.50           None
Second Quarter                         None           None           None
Third Quarter                       $167.00           None           None
Fourth Quarter                         None         140.00        $100.57

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                  1997            1996           1995
                             --------------- -------------- --------------
Income:
  Rental and service         $    1,904,016  $   5,013,330  $   5,861,649
  Interest on short-term
    investments                     133,199        103,735        181,823
  Other                              16,825
                             --------------- -------------- --------------
    Total income                  2,054,040      5,117,065      6,043,472
                             --------------- -------------- --------------
Expenses:
  Interest on mortgage
    notes payable                   555,453      1,333,538      1,448,914
  Depreciation                      231,604        590,924        662,015
  Amortization of
    deferred expenses                25,170         52,523         53,836
  Property operating              1,339,012      2,545,503      2,478,862
  Real estate taxes                 234,376        447,245        555,297
  Property management
    fees                             95,944        249,068        279,931
  Administrative                    290,286        343,084        429,200
                             --------------- -------------- --------------
    Total expenses                2,771,845      5,561,885      5,908,055
                             --------------- -------------- --------------
(Loss) income before gain
  on sale of property and
  extraordinary item               (717,805)      (444,820)       135,417

Gain on sale of properties        9,635,582      6,122,000
                             --------------- -------------- --------------
Income before
  extraordinary item              8,917,777      5,677,180        135,417

Extraordinary item:
  Debt extinguishment
    expense                        (508,290)      (102,943)
                             --------------- -------------- --------------
Net income                   $    8,409,487  $   5,574,237  $     135,417
                             =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                   1997            1996           1995
                             --------------- -------------- --------------
Income before
  extraordinary item
  allocated to General
  Partner                    $      156,594  $      56,771  $       1,354
                             =============== ============== ==============
Income before
  extraordinary item
  allocated to Limited
  Partners                   $    8,761,183  $   5,620,409  $     134,063
                             =============== ============== ==============
Income before
  extraordinary item per
  Limited Partnership
  Interest (30,005 issued
  and outstanding) - Basic
  and Diluted                $       291.99  $      187.32  $        4.47
                             =============== ============== ==============
Extraordinary item
  allocated to General
  Partner                    $       (8,927) $      (1,029)          None
                             =============== ============== ==============
Extraordinary item
  allocated to Limited
  Partners                   $     (499,363) $    (101,914)          None
                             =============== ============== ==============
Extraordinary item per
  Limited Partnership
  Interest (30,005 issued
  and outstanding) - Basic
  and Diluted                $       (16.64) $       (3.40)          None
                             =============== ============== ==============
Net income allocated to
  General Partner            $      147,667  $      55,742  $       1,354
                             =============== ============== ==============
Net income allocated to
  Limited Partners           $    8,261,820  $   5,518,495  $     134,063
                             =============== ============== ==============
Net income per Limited
  Partnership Interest
  (30,005 issued and
  outstanding) - Basic
  and Diluted                $       275.35  $      183.92  $        4.47
                             =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                  1997            1996           1995
                             --------------- -------------- --------------
Operating activities:
  Net income                 $    8,409,487  $   5,574,237  $     135,417
  Adjustments to
   reconcile net income
   to net cash (used in)
   provided by operating
   activities:
     Gain on sale of
       properties                (9,635,582)    (6,122,000)
     Debt extinguishment
       expense                      268,717        102,943
     Depreciation of
       properties                   231,604        590,924        662,015
     Amortization of
       deferred expenses             25,170         52,523         53,836
     Net change in:
       Escrow deposits -
         unrestricted               742,334         61,539        (79,858)
       Escrow deposits -
         restricted                                 94,709        (42,817)
       Accounts and
         accrued interest
         receivable                 169,069       (193,324)        32,872
       Prepaid expenses              53,417          9,943        (63,360)
       Accounts payable             (24,863)          (844)       (31,213)
       Due to affiliates             (2,303)        34,385        (30,003)
       Accrued liabilities         (463,870)       (87,410)         3,158
       Security deposits            (76,035)       (20,896)        (3,661)
                             --------------- -------------- --------------
  Net cash (used in)provided
    by operating activities        (302,855)        96,729        636,386
                             --------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997            1996           1995
                             --------------- -------------- --------------
Investing activities:
  Proceeds from sale of
    properties                   17,200,000      8,800,000
  Payment of selling
    costs                          (442,839)      (240,916)
  Funding of escrow in con-
    nection with the sale
    of real estate                 (100,000)
  Release of escrow in con-
    nection with the sale
    of real estate                  100,000
                             --------------- --------------
  Net cash provided by
    investing activities         16,757,161      8,559,084
                             --------------- --------------
Financing activities:
  Distributions to
    Limited Partners         $   (5,010,835) $  (4,425,738) $  (3,017,603)
  Repayment of mortgage
    notes payable               (11,978,663)    (3,073,129)
  Principal payments on
    mortgage notes
    payable                         (50,114)      (110,856)      (107,958)
  Releases of escrow
    deposits - restricted                                          42,460
                             --------------- -------------- --------------
  Net cash used in
    financing activities        (17,039,612)    (7,609,723)    (3,083,101)
                             --------------- -------------- --------------
Net change in cash and
  cash equivalents                 (585,306)     1,046,090     (2,446,715)

Cash and cash equivalents
  at beginning of year            1,588,218        542,128      2,988,843
                             --------------- -------------- --------------
Cash and cash equivalents
  at end of year             $    1,002,912  $   1,588,218  $     542,128
                             =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Properties Ltd.-VIII (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold one property. During 1997, the Partnership sold its remaining four properties, the Cedar Creek - Phases I and II and the Walnut Hills - Phases I and II apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 12 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using the straight-line and accelerated methods. Rates used in the determination of depreciation were based upon the following estimated useful lives:

               Buildings and improvements       15 to 33 years
               Furniture and fixtures            3 to 5  years

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner had determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan refinancing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

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

(f) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested primarily in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized in February 1979. The Partnership Agreement provides for BRI Partners-79 to be the General Partner and for the admission of Limited Partners through the sale of up to 30,005 Limited Partnership Interests at $1,000 per Interest, all of which were sold on or prior to October 31, 1980, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

To the extent Net Cash Receipts were distributed, the General Partner was entitled to 10% of the Net Cash Receipts (9% being its management fee and 1% being its distributive share), which payment was subordinated to certain levels of return to holders of Interests as specified by the Partnership Agreement. The General Partner will not receive any distribution of Net Cash Receipts in accordance with this provision.

The Net Cash Proceeds resulting from the sales of the Partnership's properties which were available for distribution were distributed only to holders of Interests. Such amounts were to be distributed until such time as holders of Interests received an amount equal to their Original Capital plus certain levels of return, as specified by the Partnership Agreement. Only after such returns were made to the holders of Interests would the General Partner receive 15% of further distributed Net Cash Proceeds. These returns were not made to the holders of Interests and therefore the General Partner will not receive any distribution of Net Cash Proceeds in accordance with this provision.

5. Mortgage Notes Payable:

As of December 31, 1996, the Partnership had mortgage notes payable outstanding of $2,314,047, $2,752,497, $5,082,431 and $1,879,802 related to the Cedar Creek
- Phase I Apartments, the Cedar Creek - Phase II Apartments, the Walnut Hills - Phase I Apartments and the Walnut Hills - Phase II Apartments, respectively. These mortgage notes were repaid in connection with the sales of these properties during 1997 as further described in Note 9 of Notes to the Financial Statements.

During 1997, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $555,453, $1,333,538 and $1,448,914, respectively.

6. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $1,613,065 less than the taxable income for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          -------  ------  -------  ------  ------- -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $19,966 $10,873  $11,945 $10,349  $34,886  $3,244
    Data processing         4,704   1,456    2,421    None   21,180   2,454
    Investor communica-
      tions                  None    None     None    None    5,217    None
    Legal                  17,165   9,347    8,250   7,148   15,472   2,769
    Portfolio management   40,732  22,181   38,528  33,380   63,955  10,531
    Other                  13,900   7,569   10,136   2,852    1,994     346

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $7,231 and $35,119 in 1996 and 1995, respectively.

9.  Property Sales:

(a) In June 1997, the Partnership sold the Cedar Creek - Phase I Apartments in an all cash sale for $3,232,653. From the proceeds of the sale, the Partnership paid $2,305,542 to the third party mortgage holder in full satisfaction of the first mortgage loan, $46,111 in prepayment penalties and $78,403 in selling costs. The basis of the property was $1,303,018, which is net of accumulated depreciation of $2,285,616. For financial statement purposes, the Partnership recognized a gain of $1,851,232 from the sale of this property.

(b) In June 1997, the Partnership sold the Cedar Creek - Phase II Apartments in an all cash sale for $3,967,347. From the proceeds of the sale, the Partnership paid $2,742,381 to the third party mortgage holder in full satisfaction of the first mortgage loan, $54,847 in prepayment penalties and $96,138 in selling costs. The basis of the property was $1,834,642, which is net of accumulated depreciation of $3,043,064. For financial statement purposes, the Partnership recognized a gain of $2,036,567 from the sale of this property.

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

(d) In July 1997, the Partnership sold the Walnut Hills - Phase II Apartments in an all cash sale for $5,471,688. From the proceeds of the sale, the Partnership paid $1,871,300 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $37,426 and $146,767 in selling costs. In addition, $753,848 of the proceeds was used to repay the first mortgage loan of the Walnut Hills - Phase I Apartments, as described above. The basis of the property was $2,248,987, which is net of accumulated depreciation of $1,594,163. For financial statement purposes, the Partnership recognized a gain of $3,075,934 from the sale of this property.

(e) In August 1996, the Partnership sold the Greentree Village Apartments in an all cash sale for $8,800,000. From the proceeds of the sale, the Partnership paid $3,073,129 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $240,916 in selling costs. The basis of the property was $2,437,084, which is net of accumulated depreciation of $3,784,485. For financial statement purposes, the Partnership recognized a gain of $6,122,000 from the sale of this property.

10.  Extraordinary Item:

(a) The Partnership wrote off the remaining unamortized deferred financing fees totaling $268,717 and paid prepayment penalties totaling $239,573 in connection with the 1997 sales of the Cedar Creek - Phases I and II Apartments and the Walnut Hills - Phases I and II Apartments. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense for financial statement purposes.

(b) In 1996, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $102,943 in connection with the sale of the Greentree Village Apartments. This amount was recognized as an extraordinary item and was classified as debt extinguishment expense.

11. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage notes payable: Based on borrowing rates available to the Partnership at the end of 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximated the carrying value.

12. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates were named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not been certified in the action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in the action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.