Form 10-Q
period 1998-03-31
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1998-05-11
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                1998            1997
                                           --------------- ---------------
Cash and cash equivalents                  $      941,556  $    1,002,912
Accounts and accrued interest receivable            4,296          25,094
Prepaid expense                                     1,702
                                           --------------- ---------------
                                           $      947,554  $    1,028,006
                                           =============== ===============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       20,490  $       20,257
Due to affiliates                                  56,877          51,426
                                           --------------- ---------------
     Total liabilities                             77,367          71,683
                                           --------------- ---------------

Commitments and contingencies

Limited Partners' capital (30,005
  Interests issued and outstanding)               890,823         976,959

General Partner's deficit                         (20,636)        (20,636)
                                           --------------- ---------------
     Total partners' capital                      870,187         956,323
                                           --------------- ---------------
                                           $      947,554  $    1,028,006
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                           --------------- ---------------
Income:
  Rental and service                                       $    1,001,330
  Interest on short-term investments       $       12,971          36,587
                                           --------------- ---------------
    Total income                                   12,971       1,037,917
                                           --------------- ---------------
Expenses:
  Interest on mortgage notes payable                              279,780
  Depreciation                                                    117,284
  Amortization of deferred expenses                                12,585
  Property operating                               30,810         502,387
  Real estate taxes                                               115,968
  Property management fees                                         51,106
  Administrative                                   68,297          60,590
                                           --------------- ---------------
    Total expenses                                 99,107       1,139,700
                                           --------------- ---------------
Net loss                                   $      (86,136) $     (101,783)
                                           =============== ===============
Net loss allocated to General Partner                None  $       (1,018)
                                           =============== ===============
Net loss allocated to Limited Partners     $      (86,136) $     (100,765)
                                           =============== ===============
Net loss per Limited Partners Interest
  (30,005 issued and outstanding)-Basic
  and Diluted                              $        (2.87) $        (3.36)
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)

                                                1998            1997
                                           --------------- ---------------
Operating activities:
  Net loss                                 $      (86,136) $     (101,783)
  Adjustments to reconcile net loss
    to net cash (used in) or provided by
    operating activities:
      Depreciation of properties                                  117,284
      Amortization of deferred
       expenses                                                    12,585
      Net change in:
      Escrow deposits - unrestricted                              277,827
      Accounts and accrued interest
        receivable                                 20,798         175,174
      Prepaid expenses                             (1,702)         37,220
      Accounts payable                                233         (18,318)
      Due to affiliates                             5,451             386
      Accrued liabilities                                        (347,902)
      Security deposits                                            (9,652)
                                           --------------- ---------------
    Net cash (used in) or provided by
     operating activities                         (61,356)        142,821
                                           --------------- ---------------
Financing activities:
  Principal payments on mortgage
    notes payable                                                 (26,648)
                                                           ---------------
    Cash used in financing activities                             (26,648)
                                                           ---------------
Net change in cash and cash equivalents           (61,356)        116,173
Cash and cash equivalents at
  beginning of period                           1,002,912       1,588,218
                                           --------------- ---------------
Cash and cash equivalents at end
  of period                                $      941,556  $    1,704,391
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes during 1998 in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its four remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarter ended March 31, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $279,780.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                         Paid      Payable
                                       ----------  --------
     Reimbursement of expenses to
       the General Partner, at cost   $    5,902   $56,877

5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates were named as defendants alleging claims involving certain state securities and common law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not been certified in the action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in the action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. As of March 31, 1998, the Partnership had no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------
The operations of the Partnership in 1998 consisted primarily of administrative expenses and operating expenses related to sold properties which were partially offset by interest income earned on short-term investments. During 1997 the Partnership sold its remaining four properties which had collectively been generating losses from operations. Primarily as a result of the sales of the four properties, the Partnership's net loss decreased during 1998 as compared to 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

As a result of the sales of the Cedar Creek Phase I and II apartment complexes and the Walnut Hills Phase I and II apartment complexes, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, real estate tax expense and property management fees expense ceased during 1997.

Higher average cash balances were available for investment due to proceeds retained from the sale of the Greentree Village Apartments for working capital requirements during 1997. In addition, the Partnership received interest income during 1997 related to a real estate tax refund at the Greentree Village Apartments. As a result, interest income on short-term investments decreased during 1998 when compared to 1997.

Property operating expenses decreased during 1998 as compared to 1997 due to the sale of the Partnership's four remaining properties in 1997. During 1998, the Partnership paid additional expenditures related to three of the properties sold in 1997.

The estimate for 1997 accounting fees was lower than the actual expense incurred. This was the primary reason administrative expenses increased during 1998 when compared to 1997. Higher legal fees during 1998 also contributed to the increase.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $61,000 as of March 31, 1998 as compared to December 31, 1997 due to cash used in operating activities for the payment of administrative expenses and property operating expenses related to sold properties which were partially offset by interest income received on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its four remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

To date, Limited Partners have received distributions of Net Cash Receipts of $173.33 and Net Cash Proceeds of $449.24, totaling $622.57 per $1,000 Interest, as well as certain tax benefits. No distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 15, 1998 was filed reporting the status of proposed class action litigation to which the Registrant was a party.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR EQUITY PROPERTIES LTD.-VIII

                              By:/s/Thomas E. Meador
                                  -----------------------------
                                    Thomas E. Meador
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) of BRI
                                    Partners-79, the General Partner

                              By:/s/Jayne A. Kosik
                                  -----------------------------
                                    Jayne A. Kosik
                                    Senior Managing Director and Chief
                                    Financial Officer (Principal Accounting
                                    Officer) of BRI Partners-79, the General
                                    Partner


Date: May 8, 1998
      --------------------