Form 10-Q
period 1998-06-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1998-08-11
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998            1997
                                           --------------- ---------------
Cash and cash equivalents                  $      914,707  $    1,002,912
Accounts and accrued interest receivable            3,993          25,094
                                           --------------- ---------------
                                           $      918,700  $    1,028,006
                                           =============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $        2,960  $       20,257
Due to affiliates                                  65,256          51,426
                                           --------------- ---------------
     Total liabilities                             68,216          71,683
                                           --------------- ---------------
Commitments and contingencies

Limited Partners' capital
  (30,005 Interests issued and
  outstanding)                                    871,120         976,959
General Partner's deficit                         (20,636)        (20,636)
                                           --------------- ---------------
     Total partners' capital                      850,484         956,323
                                           --------------- ---------------
                                           $      918,700  $    1,028,006
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                           --------------- ---------------
Income:
  Rental and service                                       $    1,926,250
  Interest on short-term investments       $       25,246          61,362
                                           --------------- ---------------
    Total income                                   25,246       1,987,612
                                           --------------- ---------------
Expenses:
  Interest on mortgage notes payable                              553,675
  Depreciation                                                    231,604
  Amortization of deferred expenses                                25,170
  Property operating                               30,810       1,109,735
  Real estate taxes                                               228,920
  Property management fees                                         90,288
  Administrative                                  100,275         144,826
                                           --------------- ---------------
    Total expenses                                131,085       2,384,218
                                           --------------- ---------------
Loss before gain on sale of
  properties and extraordinary item              (105,839)       (396,606)

Gain on sale of properties                                      3,887,799
                                           --------------- ---------------
(Loss) income before extraordinary item          (105,839)      3,491,193

Extraordinary item:
  Debt extinguishment expenses                                   (226,423)
                                           --------------- ---------------
Net (loss) income                          $     (105,839) $    3,264,770
                                           =============== ===============
Income before extraordinary item
  allocated to General Partner                      None   $      157,908
                                           =============== ===============
(Loss) income before extraordinary item
  allocated to Limited Partners            $     (105,839) $    3,333,285
                                           =============== ===============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                      $        (3.53) $       111.09
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                 1998            1997
                                           --------------- ---------------
Extraordinary item allocated to General
  Partner                                           None   $      (10,241)
                                           =============== ===============
Extraordinary item allocated to Limited
  Partners                                          None   $     (216,182)
                                           =============== ===============
Extraordinary item per Limited
  Partnership Interest (30,005
  issued and outstanding)
  - Basic and Diluted                               None   $        (7.20)
                                           =============== ===============
Net income allocated to General Partner             None   $      147,667
                                           =============== ===============
Net (loss) income allocated to Limited
  Partners                                 $     (105,839) $    3,117,103
                                           =============== ===============
Net (loss) income per Limited
  Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                      $        (3.53) $       103.89
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)


                                                1998            1997
                                           --------------- ---------------
Income:
  Rental and service                                       $      924,920
  Interest on short-term investments       $       12,275          24,775
                                           --------------- ---------------
    Total income                                   12,275         949,695
                                           --------------- ---------------
Expenses:
  Interest on mortgage notes payable                              273,895
  Depreciation                                                    114,320
  Amortization of deferred expenses                                12,585
  Property operating                                              607,348
  Real estate taxes                                               112,952
  Property management fees                                         39,182
  Administrative                                   31,978          84,236
                                           --------------- ---------------
    Total expenses                                 31,978       1,244,518
                                           --------------- ---------------
Loss before gain on sale of
  properties and extraordinary item               (19,703)       (294,823)

Gain on sale of properties                                      3,887,799
                                           --------------- ---------------
(Loss) income before extraordinary item           (19,703)      3,592,976

Extraordinary item:
  Debt extinguishment expenses                                   (226,423)
                                           --------------- ---------------
Net (loss) income                          $      (19,703) $    3,366,553
                                           =============== ===============
Income before extraordinary item
  allocated to General Partner                      None   $      158,926
                                           =============== ===============
(Loss) income before extraordinary item
  allocated to Limited Partners            $      (19,703) $    3,434,050
                                           =============== ===============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                      $        (0.66) $       114.44
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                           --------------- ---------------
Extraordinary item allocated to General
  Partner                                           None   $      (10,241)
                                           =============== ===============
Extraordinary item allocated to Limited
  Partners                                          None   $     (216,182)
                                           =============== ===============
Extraordinary item per Limited
  Partnership Interest (30,005
  issued and outstanding)
  - Basic and Diluted                               None   $        (7.20)
                                           =============== ===============
Net income allocated to General Partner             None   $      148,685
                                           =============== ===============
Net (loss) income allocated to Limited
  Partners                                 $      (19,703) $    3,217,868
                                           =============== ===============
Net (loss) income per Limited
  Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                      $        (0.66) $       107.24
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                           --------------- ---------------
Operating activities:
  Net (loss) income                        $     (105,839) $    3,264,770
  Adjustments to reconcile net (loss)
    income to net cash (used in) or
    provided by operating activities:
      Gain on sale of properties                               (3,887,799)
      Debt extinguishment expenses                                125,465
      Depreciation of properties                                  231,604
      Amortization of deferred expenses                            25,170
      Net change in:
        Escrow deposits - unrestricted                            429,271
        Accounts and accrued interest
          receivable                               21,101         187,072
        Prepaid expenses                                           53,417
        Accounts payable                          (17,297)         (8,130)
        Due to affiliates                          13,830          (3,563)
        Accrued liabilities                                      (331,988)
        Security deposits                                         (46,369)
                                           --------------- ---------------
  Net cash (used in) or provided by
    operating activities                          (88,205)         38,920
                                           --------------- ---------------
Investing activities:
  Proceeds from sales of real estate                            7,200,000
  Payment of selling costs                                       (174,541)
  Funding of escrow in connection with
    sales of real estate                                         (100,000)
                                                           ---------------
 Net cash provided by investing activities                      6,925,459
                                                           ---------------
Financing activities:
  Repayment of mortgage notes payable                          (5,047,923)
  Principal payments on mortgage notes
    payable                                                       (50,110)
                                                           ---------------
 Cash used in financing activities                             (5,098,033)
                                           --------------- ---------------
Net change in cash and cash equivalents           (88,205)      1,866,346
Cash and cash equivalents at beginning
    of period                                   1,002,912       1,588,218
                                           --------------- ---------------

Cash and cash equivalents at end of period $      914,707  $    3,454,564
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its four remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the six months ended June 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $553,675.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 7,666        $ 1,764    $ 65,256

5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates were named as defendants alleging claims involving certain state securities and common law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not been certified in the action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in the action would have a material adverse impact on the financial position of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

                       BALCOR EQUITY PROPERTIES LTD.-VIII
                        (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. As of June 30, 1998, the Partnership had no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1998 consisted primarily of administrative expenses and operating expenses related to sold properties which were partially offset by interest income earned on short-term investments. As a result, the Partnership recognized a net loss for the six months and quarter ended June 30, 1998. The Partnership recognized gains in connection with the sales of the Cedar Creek - Phases I and II apartment complexes in June 1997. This was the primary reason the Partnership recognized net income during the six months and quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------
Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

As a result of the 1997 sales of the Cedar Creek Phases I and II apartment complexes and the Walnut Hills Phases I and II apartment complexes, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, real estate tax expense and property management fees expense ceased during 1997.

Higher average cash balances were available for investment due to proceeds retained from the sale of the Greentree Village Apartments in 1996 for working capital requirements during 1997. As a result, interest income on short-term investments decreased during 1998 when compared to 1997.

Property operating expenses decreased during 1998 as compared to 1997 due to the sale of the Partnership's four remaining properties in 1997. During 1998, the Partnership paid additional expenditures related to three of the properties sold in 1997.

Primarily as a result of lower legal, portfolio management, data processing and bank fees, administrative expenses decreased during 1998 as compared to 1997.

In June 1997, the Partnership sold the Cedar Creek - Phases I and II apartment complexes and recognized gains in connection with the sales totaling $3,887,799 for financial statement purposes.

In 1997, the Partnership wrote off the remaining unamortized deferred financing fees totaling $125,465, and paid prepayment penalties totaling $100,958 in connection with the sales of the Cedar Creek - Phases I and II apartment complexes. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $88,000 as of June 30, 1998 as compared to December 31, 1997 due to cash used in operating activities for the payment of administrative expenses and property operating expenses related to sold properties, which were partially offset by interest income received on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its four remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c)(i) Agreement of Sale and attachment thereto related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(i) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(c)(ii) Escrow Agreement related to the Sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(a)(ii) to the

Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(c)(iii) First Amendment to Agreement of Sale related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(iii) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(c)(iv) Second Amendment to Agreement of Sale related to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(iv) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(c)(v) Third Amendment to Agreement of Sale relating to the sale of Cedar Creek
- Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit
(10)(d)(v) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 is incorporated herein by reference.

(c)(vi) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Cedar Creek - Phases I and II Apartments, San Antonio, Texas, previously filed as Exhibit (10)(d)(vi) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended on June 30, 1998.

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


Date: August 11, 1998
      --------------------