Form 10-Q
period 1998-09-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1998-11-12
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998            1997
                                           --------------  --------------
Cash and cash equivalents                  $     905,365   $   1,002,912
Accounts and accrued interest receivable           3,973          25,094
                                           --------------  --------------
                                           $     909,338   $   1,028,006
                                           ==============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       7,104   $      20,257
Due to affiliates                                 70,067          51,426
                                           --------------  --------------
     Total liabilities                            77,171          71,683
                                           --------------  --------------
Commitments and contingencies

Limited Partners' capital
  (30,005 Interests issued and
  outstanding)                                   852,803         976,959
General Partner's deficit                        (20,636)        (20,636)
                                           --------------  --------------
     Total partners' capital                     832,167         956,323
                                           --------------  --------------
                                           $     909,338   $   1,028,006
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                           --------------  --------------
Income:
  Rental and service                                       $   1,926,250
  Interest on short-term investments       $      37,489         118,773
                                           --------------  --------------
    Total income                                  37,489       2,045,023
                                           --------------  --------------
Expenses:
  Interest on mortgage notes payable                             555,453
  Depreciation                                                   231,604
  Amortization of deferred expenses                               25,170
  Property operating                              30,810       1,349,301
  Real estate taxes                                              234,376
  Property management fees                                        95,944
  Administrative                                 130,835         222,387
                                           --------------  --------------
    Total expenses                               161,645       2,714,235
                                           --------------  --------------
Loss before gain on sale of
  properties and extraordinary item             (124,156)       (669,212)

Gain on sale of properties                                     9,635,582
                                           --------------  --------------
(Loss) income before extraordinary item         (124,156)      8,966,370

Extraordinary item:
  Debt extinguishment expense                                   (508,290)
                                           --------------  --------------
Net (loss) income                          $    (124,156)  $   8,458,080
                                           ==============  ==============
Income before extraordinary item
  allocated to General Partner                     None    $     157,620
                                           ==============  ==============
(Loss) income before extraordinary item
  allocated to Limited Partners            $    (124,156)  $   8,808,750
                                           ==============  ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                      $       (4.14)  $      293.57
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                 1998            1997
                                           --------------  --------------
Extraordinary item allocated to General
  Partner                                          None    $      (8,935)
                                           ==============  ==============
Extraordinary item allocated to Limited
  Partners                                         None    $    (499,355)
                                           ==============  ==============
Extraordinary item per Limited
  Partnership Interest (30,005
  issued and outstanding)
  - Basic and Diluted                              None    $      (16.64)
                                           ==============  ==============
Net income allocated to General Partner            None    $     148,685
                                           ==============  ==============
Net (loss) income allocated to Limited
  Partners                                 $    (124,156)  $   8,309,395
                                           ==============  ==============
Net (loss) income per Limited
  Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                      $       (4.14)  $      276.93
                                           ==============  ==============
Distribution to Limited Partners                   None    $   5,010,835
                                           ==============  ==============
Distribution per Limited Partnership
  Interest (30,005 issued and outstanding)         None    $      167.00
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                           --------------  --------------
Income:
  Interest on short-term investments       $      12,243   $      57,411
                                           --------------  --------------
    Total income                                  12,243          57,411
                                           --------------  --------------
Expenses:
  Interest on mortgage notes payable                               1,778
  Property operating                                             239,566
  Real estate taxes                                                5,456
  Property management fees                                         5,656
  Administrative                                  30,560          77,561
                                           --------------  --------------
    Total expenses                                30,560         330,017
                                           --------------  --------------
Loss before gain on sale of
  properties and extraordinary item              (18,317)       (272,606)

Gain on sale of properties                                     5,747,783
                                           --------------  --------------
(Loss) income before extraordinary item          (18,317)      5,475,177

Extraordinary item:
  Debt extinguishment expenses                                  (281,867)
                                           --------------  --------------
Net (loss) income                          $     (18,317)  $   5,193,310
                                           ==============  ==============
Loss before extraordinary item
  allocated to General Partner                     None    $        (288)
                                           ==============  ==============
(Loss) income before extraordinary item
  allocated to Limited Partners            $     (18,317)  $   5,475,465
                                           ==============  ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                      $       (0.61)  $      182.48
                                           ==============  ==============
Extraordinary item allocated to General
  Partner                                          None    $       1,306
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                           --------------  --------------
Extraordinary item allocated to Limited
  Partners                                         None    $    (283,173)
                                           ==============  ==============
Extraordinary item per Limited
  Partnership Interest (30,005
  issued and outstanding)
  - Basic and Diluted                              None    $       (9.44)
                                           ==============  ==============
Net income allocated to General Partner            None    $       1,018
                                           ==============  ==============
Net (loss) income allocated to Limited
  Partners                                 $     (18,317)  $   5,192,292
                                           ==============  ==============
Net (loss) income per Limited
  Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                      $       (0.61)  $      173.04
                                           ==============  ==============
Distribution to Limited Partners                   None    $   5,010,835
                                           ==============  ==============
Distribution per Limited Partnership
  Interest (30,005 issued and outstanding)         None    $      167.00
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                1998            1997
                                           --------------  --------------
Operating activities:
  Net (loss) income                        $    (124,156)  $   8,458,080
  Adjustments to reconcile net (loss)
    income to net cash used in operating
    activities:
      Gain on sale of properties                              (9,635,582)
      Debt extinguishment expense                                268,717
      Depreciation of properties                                 231,604
      Amortization of deferred expenses                           25,170
      Net change in:
        Escrow deposits - unrestricted                           742,334
        Accounts and accrued interest
          receivable                              21,121         189,416
        Prepaid expenses                                          53,417
        Accounts payable                         (13,153)         34,423
        Due to affiliates                         18,641         (11,523)
        Accrued liabilities                                     (463,870)
        Security deposits                                        (76,035)
                                           --------------  --------------
  Net cash used in operating activities          (97,547)       (183,849)
                                           --------------  --------------
Investing activities:
  Proceeds from sales of real estate                          17,200,000
  Payment of selling costs                                      (442,839)
  Funding of escrow in connection with the
    sales of real estate                                        (100,000)
  Release of escrow in connection with the
    sales of real estate                                         100,000
                                                           --------------
 Net cash provided by investing activities                    16,757,161
                                                           --------------
Financing activities:
  Distribution to Limited Partners                            (5,010,835)
  Repayment of mortgage notes payable                        (11,978,663)
  Principal payments on mortgage notes
    payable                                                      (50,114)
                                                           --------------
 Cash used in financing activities                           (17,039,612)
                                           --------------  --------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                1998            1997
                                           --------------  --------------

Net change in cash and cash equivalents          (97,547)       (466,300)
Cash and cash equivalents at beginning
    of period                                  1,002,912       1,588,218
                                           --------------  --------------

Cash and cash equivalents at end of period $     905,365   $   1,121,918
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $555,453.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 12,218       $ 4,552    $ 70,067

5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates were named as defendants alleging claims involving certain state securities and common law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not been certified in the action and, no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in the action would have a material adverse impact on the financial position of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. As of September 30, 1998, the Partnership had no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1998 consisted primarily of administrative expenses and operating expenses related to sold properties which were partially offset by interest income earned on short-term investments. As a result, the Partnership recognized a net loss for the nine months and quarter ended September 30, 1998. The Partnership recognized gains in connection with the sales of the Cedar Creek - Phases I and II apartment complexes in June 1997 and the Walnut Hills Phases I and II apartment complexes in July 1997. This was the primary reason the Partnership recognized net income during the nine months and quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------
Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

As a result of the 1997 sales of the Cedar Creek Phases I and II apartment complexes and the Walnut Hills Phases I and II apartment complexes, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, real estate tax expense and property management fees expense ceased during 1997.

Higher average cash balances were available for investment due to proceeds retained from the sale of the Greentree Village Apartments in 1996 for working capital requirements during 1997 and due to proceeds received in connection with the sales of the Cedar Creek Phases I and II and Walnut Hills Phases I and II apartment complexes prior to distribution to Limited Partners in August 1997. As a result, interest income on short-term investments decreased during 1998 when compared to 1997.

Property operating expenses decreased during 1998 as compared to 1997 due to the sale of the Partnership's four remaining properties in 1997. During 1998, the Partnership paid additional expenditures related to three of the properties sold in 1997.

Primarily as a result of lower legal, accounting, portfolio management, data processing and bank fees, administrative expenses decreased during 1998 as compared to 1997.

The Partnership sold the Cedar Creek - Phases I and II apartment complexes in June 1997 and sold the Walnut Hills Phases I and II apartment complexes in July 1997 and recognized gains in connection with the sales totaling $9,635,582 for financial statement purposes.

In 1997, the Partnership wrote off the remaining unamortized deferred financing fees totaling $268,717, and paid prepayment penalties totaling $239,573 in connection with the sales of the Cedar Creek - Phases I and II and the Walnut Hills - Phases I and II apartment complexes. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $98,000 as of September 30, 1998 as compared to December 31, 1997 due to cash used in operating activities for the payment of administrative expenses and property operating expenses related to sold properties, which were partially offset by interest income received on short-term investments.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended on September 30, 1998.

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



Date: November 11, 1998
      --------------------