Form 10-K
period 1998-12-31
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1999-03-22
CIK 310614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in July 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3. Legal Proceedings
-------------------------

Masri vs. Lehman Brothers, Inc., et al.
---------------------------------------

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

Plaintiffs' counsel has indicated an intent to withdraw this complaint. The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 2,807.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                        1998        1997       1996       1995        1994
                    ----------   ---------  ----------  ----------  ----------

Total income           $49,015 $2,054,040   $5,117,065 $6,043,472    $6,175,042
(Loss) income
  before gain
  on sales of
  assets and
  extraordinary
  item                (119,947)  (717,805)    (444,820)   135,417       414,158
Net (loss) income     (119,947) 8,409,487    5,574,237    135,417       700,620
Net (loss) income
  per Limited
  Partnership
  Interest- Basic
  and Diluted             (4.00)   275.35       183.92       4.47         23.12
Total assets            886,720 1,028,006   10,225,202 12,335,453    15,387,316
Mortgage notes
  payable                  None      None   12,028,777 15,212,762    15,320,720
Distributions
  per Limited
  Partnership
  Interest (A)             None    167.00       147.50     100.57         None

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

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Properties Ltd. - VIII ("the Partnership") sold one property during 1996 and its four remaining properties during 1997 and recognized gains in connection with the property sales. During 1998, administrative expenses and property operating expenses related to sold properties were higher than interest income earned on short-term investments, which resulted in a net loss during 1998 as compared to net income during 1997. The gains recognized during 1997 exceeded the gain recognized during 1996. This was the primary reason net income increased during 1997 as compared to 1996. Further discussion the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

In 1997, the Partnership sold its four remaining properties; the Cedar Creek Phases I and II apartment complexes and the Walnut Hills Phases I and II apartment complexes and recognized aggregate gains on sales of $9,635,582. As a result, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, real estate tax expense and property management fees expense ceased during 1997.

Higher average cash balances were available for investment during 1997 due to proceeds retained from the sale of the Greentree Village Apartments in 1996 for working capital requirements and to proceeds received in connection with the 1997 sales of the Cedar Creek Phases I and II and Walnut Hills Phases I and II apartment complexes prior to distribution to Limited Partners in August 1997. As a result, interest income on short-term investments decreased during 1998 when compared to 1997.

The Partnership recognized other income during 1997 primarily in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

Property operating expenses decreased during 1998 as compared to 1997 due to the sale of the Partnership's four remaining properties in 1997. During 1998, the Partnership paid additional expenditures related to three of the properties sold in 1997.

Primarily as a result of lower accounting, data processing, portfolio management and bank fees, administrative expenses decreased during 1998 as compared to 1997.

In 1997, the Partnership wrote-off the remaining unamortized deferred financing fees totaling $268,717, and paid prepayment penalties totaling $239,573 in connection with the sales of the Cedar Creek - Phases I and II and the Walnut Hills - Phases I and II apartment complexes. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

1997 Compared to 1996
---------------------

In 1996, the Partnership sold the Greentree Village Apartments and recognized a gain on sale of $6,122,000. In 1997, the Partnership sold its four remaining properties, as described above. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees decreased during 1997 as compared to 1996.

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

In 1996, the Partnership wrote-off the remaining unamortized deferred financing fees in connection with the sale of the Greentree Village Apartments in the amount of $102,943. This amount was recognized as an extraordinary item and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $120,000 as of December 31, 1998 as compared to December 31, 1997 due to cash used in operating activities for the payment of administrative expenses and property operating expenses related to sold properties, which were partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership made distributions in 1997 and 1996 totaling $167.00 and $147.50 per Limited Partnership Interest, respectively. See Statement of Partners' Capital (Deficit) for additional information. Distributions were comprised of $167.00 of Net Cash Proceeds in 1997 and $7.50 of Net Cash Receipts and $140.00 of Net Cash Proceeds in 1996.

Limited Partners have received distributions totaling $622.57 per $1,000 Interest, as well as certain tax benefits. Of this amount, $173.33 represents Cash Flow from operations and $449.24 represents Net Cash Proceeds. No distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax return is summarized as follows:

                         December 31, 1998         December 31, 1997
                      -----------------------  -------------------------
                        Financial         Tax     Financial          Tax
                       Statements     Returns    Statements      Returns
                       ----------   ----------  -----------     --------
Total assets            $886,720    $4,484,666   $1,028,006    $4,605,645
Partners' (deficit)
  capital accounts:
    General Partner      (20,636)     (13,264)     (20,636)      (20,636)
    Limited Partners     857,012     4,447,581      976,959     4,569,990
Net (loss) income:
    General Partner         None         7,372      147,667       113,797
    Limited Partners    (119,947)    (122,409)    8,261,820     9,908,755
    Per Limited Part-
      nership Interest  (4.00)(A)       (4.08)     275.35(A)       330.24


(A) Amount represents basic and diluted net (loss) income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor BRI Partners-79, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

         TITLE                                    OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended on December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES LTD.-VIII


                         By: /s/ Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer) of
                             BRI Partners-79, the General Partner

Date:  March 19, 1999
     --------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of BRI Partners-79,
                         the General Partner
/s/ Thomas E. Meador                                        March 19, 1999
--------------------                                        --------------
    Thomas E. Meador

                         Senior Managing Director, and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer) of
                         BRI Partners-79, the General Partner
/s/ Jayne A. Kosik                                          March 19, 1999
--------------------                                        --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital (Deficit), for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Properties Ltd.-VIII:

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Equity Properties Ltd.-VIII An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 11 to the financial statements, the Partnership intends to cease operations and dissolve.


PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997


                                    ASSETS


                                               1998             1997
                                          ---------------  ---------------
Cash and cash equivalents                 $      882,940   $    1,002,912
Accounts and accrued interest receivable           3,780           25,094
                                          ---------------  ---------------
                                          $      886,720   $    1,028,006
                                          ===============  ===============


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $       28,259   $       20,257
Due to affiliates                                 22,085           51,426
                                          ---------------  ---------------
     Total liabilities                            50,344           71,683
                                          ---------------  ---------------
Commitments and contingencies

Limited Partners' capital
 (30,005 Interests issued and outstanding)       857,012          976,959
General Partner's deficit                        (20,636)         (20,636)
                                          ---------------  ---------------
     Total partner's capital                     836,376          956,323
                                          ---------------  ---------------
                                          $      886,720   $    1,028,006
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL(DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996



                                  Partners' Capital(Deficit) Accounts
                             ---------------------------------------------
                                                 General        Limited
                                  Total          Partner       Partners
                             --------------- -------------- --------------

Balance at December 31, 1995 $   (3,590,828) $    (224,045) $  (3,366,783)

Cash distributions (A)           (4,425,738)                   (4,425,738)

Net income for the year
  ended December 31, 1996         5,574,237         55,742      5,518,495
                             --------------- -------------- --------------
Balance at December 31, 1996     (2,442,329)      (168,303)    (2,274,026)

Cash distributions (A)           (5,010,835)                   (5,010,835)

Net income for the year
  ended December 31, 1997         8,409,487        147,667      8,261,820
                             --------------- -------------- --------------
Balance at December 31, 1997        956,323        (20,636)       976,959

Net loss for the year
  ended December 31, 1998          (119,947)                     (119,947)
                             --------------- -------------- --------------
Balance at December 31, 1998 $      836,376  $     (20,636) $     857,012
                             =============== ============== ==============

(A) Summary of cash distributions paid per Limited Partnership Interest:


                                   1998           1997           1996
                              --------------  -------------  -------------

First Quarter                          None           None          $7.50
Second Quarter                         None           None           None
Third Quarter                          None        $167.00           None
Fourth Quarter                         None           None         140.00

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                  1998            1997           1996
                             --------------- -------------- --------------
Income:
  Rental and service                         $   1,904,016  $   5,013,330
  Interest on short-term
    investments              $       49,015        133,199        103,735
  Other                                             16,825
                             --------------- -------------- --------------
    Total income                     49,015      2,054,040      5,117,065
                             --------------- -------------- --------------

Expenses:
  Interest on mortgage
    notes payable                                  555,453      1,333,538
  Depreciation                                     231,604        590,924
  Amortization of
    deferred expenses                               25,170         52,523
  Property operating                 29,219      1,339,012      2,545,503
  Real estate taxes                                234,376        447,245
  Property management
    fees                                            95,944        249,068
  Administrative                    139,743        290,286        343,084
                             --------------- -------------- --------------
    Total expenses                  168,962      2,771,845      5,561,885
                             --------------- -------------- --------------
Loss before gain on
  sales of properties and
  extraordinary item               (119,947)      (717,805)      (444,820)

Gain on sales of properties                      9,635,582      6,122,000
                             --------------- -------------- --------------
(Loss) income before
  extraordinary item               (119,947)     8,917,777      5,677,180

Extraordinary item:
  Debt extinguishment
    expense                                       (508,290)      (102,943)
                             --------------- -------------- --------------
Net (loss) income            $     (119,947) $   8,409,487  $   5,574,237
                             =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                   1998           1997           1996
                             --------------- -------------- --------------
Income before
  extraordinary item
  allocated to General
  Partner                             None   $     156,594  $      56,771
                             =============== ============== ==============
(Loss) income before
  extraordinary item
  allocated to Limited
  Partners                   $     (119,947) $   8,761,183  $   5,620,409
                             =============== ============== ==============
(Loss) income before
  extraordinary item per
  Limited Partnership
  Interest (30,005 issued
  and outstanding) - Basic
  and Diluted                $        (4.00) $      291.99  $      187.32
                             =============== ============== ==============
Extraordinary item
  allocated to General
  Partner                             None   $      (8,927) $      (1,029)
                             =============== ============== ==============
Extraordinary item
  allocated to Limited
  Partners                            None   $    (499,363) $    (101,914)
                             =============== ============== ==============
Extraordinary item per
  Limited Partnership
  Interest (30,005 issued
  and outstanding) - Basic
  and Diluted                         None   $      (16.64) $       (3.40)
                             =============== ============== ==============
Net income allocated to
  General Partner                     None   $     147,667  $      55,742
                             =============== ============== ==============
Net (loss) income allocated
  to Limited Partners        $     (119,947) $   8,261,820  $   5,518,495
                             =============== ============== ==============
Net (loss) income per Limited
  Partnership Interest
  (30,005 issued and
  outstanding) - Basic
  and Diluted                $        (4.00) $      275.35  $      183.92
                             =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                   1998           1997           1996
                             --------------- -------------- --------------
Operating activities:
  Net (loss) income          $     (119,947) $   8,409,487  $   5,574,237
  Adjustments to reconcile
   net (loss) income
   to net cash (used in) or
   provided by operating
   activities:
     Gain on sales of
       properties                               (9,635,582)    (6,122,000)
     Debt extinguishment
       expense                                     268,717        102,943
     Depreciation of
       properties                                  231,604        590,924
     Amortization of
       deferred expenses                            25,170         52,523
     Net change in:
       Escrow deposits -
         unrestricted                              742,334         61,539
       Escrow deposits -
         restricted                                                94,709
       Accounts and
         accrued interest
         receivable                  21,314        169,069       (193,324)
       Prepaid expenses                             53,417          9,943
       Accounts payable               8,002        (24,863)          (844)
       Due to affiliates            (29,341)        (2,303)        34,385
       Accrued liabilities                        (463,870)       (87,410)
       Security deposits                           (76,035)       (20,896)
                             --------------- -------------- --------------
  Net cash (used in) or
    provided by operating
    activities                     (119,972)      (302,855)        96,729
                             --------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                 (Continued)


                                   1998           1997           1996
                             --------------- -------------- --------------

Investing activities:
  Proceeds from sales of
    properties                                  17,200,000      8,800,000
  Payment of selling costs                        (442,839)      (240,916)
  Funding of escrow in con-
    nection with the sale
    of real estate                                (100,000)
  Release of escrow in con-
    nection with the sale
    of real estate                                 100,000
                                             --------------  -------------
  Net cash provided by
    investing activities                        16,757,161      8,559,084
                                             -------------- --------------
Financing activities:
  Distributions to
    Limited Partners                         $  (5,010,835) $  (4,425,738)
  Repayment of mortgage
    notes payable                              (11,978,663)    (3,073,129)
  Principal payments on
    mortgage notes payable                         (50,114)      (110,856)
                                             -------------- --------------
  Net cash used in
    financing activities                       (17,039,612)    (7,609,723)
                             --------------- -------------- --------------
Net change in cash and
  cash equivalents           $     (119,972)      (585,306)     1,046,090

Cash and cash equivalents
  at beginning of year            1,002,912      1,588,218        542,128
                             --------------- -------------- --------------
Cash and cash equivalents
  at end of year             $      882,940  $   1,002,912  $   1,588,218
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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 11 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

When properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. The General Partner had determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan refinancing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(f) For financial statement purposes, prior to 1997, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership Agreement, the income (loss) allocations have been adjusted.

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

(i) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

(k) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized in February 1979. The Partnership Agreement provides for BRI Partners-79 to be the General Partner and for the admission of Limited Partners through the sale of up to 30,005 Limited Partnership Interests at $1,000 per Interest, all of which were sold on or prior to October 31, 1980, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 1% of the profits and losses. For financial statement purposes, prior to 1997, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership Agreement, the income (loss) allocations have been adjusted.

To the extent Net Cash Receipts were distributed, the General Partner was entitled to 10% of the Net Cash Receipts (9% being its management fee and 1% being its distributive share), which payment was subordinated to certain levels of return to holders of Interests as specified by the Partnership Agreement. The Net Cash Proceeds resulting from the sales of the Partnership's properties which were available for distribution were distributed only to holders of Interests. Such amounts were to be distributed until such time as holders of Interests received an amount equal to their Original Capital plus certain levels of return, as specified by the Partnership Agreement. Only after such returns were made to the holders of Interests would the General Partner have received 15% of further distributed Net Cash Proceeds. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Receipts or Net Cash Proceeds during the lifetime of the Partnership.

5. Mortgage Notes Payable:

During 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $555,453 and $1,333,538 respectively.

6. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $4,910 more than the tax loss for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          -------  ------  -------  ------  ------- -------

Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             $8,895  $3,524  $19,966 $10,873  $11,945 $10,349
    Data processing         2,328     872    4,074   1,456    2,421    None
    Legal                   9,785   4,119   17,165   9,347    8,250   7,148
    Portfolio management   22,201  13,570   41,362  22,181   38,528  33,380
    Other                   7,569    None   13,900   7,569   10,136   2,852

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $7,231 in 1996.

9.  Property Sales:

(a) In July 1997, the Partnership sold the Walnut Hills - Phase I Apartments in an all cash sale for $4,528,312. The Partnership used the proceeds from the sale and $753,848 of the proceeds from the sale of Walnut Hills - Phase II Apartments, as described below, to repay the $5,059,440 first mortgage loan in full and in addition, the Partnership paid a prepayment penalty of $101,189 and $121,531 in selling costs. The basis of the property was $1,734,932, which is net of accumulated depreciation of $1,577,926. For financial statement purposes, the Partnership recognized a gain of $2,671,849 from the sale of this property.

(b) In July 1997, the Partnership sold the Walnut Hills - Phase II Apartments in an all cash sale for $5,471,688. From the proceeds of the sale, the Partnership paid $1,871,300 to the third party mortgage holder in full satisfaction of the first mortgage loan, a prepayment penalty of $37,426 and $146,767 in selling costs. In addition, $753,848 of the proceeds was used to repay the first mortgage loan of the Walnut Hills - Phase I Apartments, as described above. The basis of the property was $2,248,987, which is net of accumulated depreciation of $1,594,163. For financial statement purposes, the Partnership recognized a gain of $3,075,934 from the sale of this property.

(c) In June 1997, the Partnership sold the Cedar Creek - Phase I Apartments in an all cash sale for $3,232,653. From the proceeds of the sale, the Partnership paid $2,305,542 to the third party mortgage holder in full satisfaction of the first mortgage loan, $46,111 in prepayment penalties and $78,403 in selling costs. The basis of the property was $1,303,018, which is net of accumulated depreciation of $2,285,616. For financial statement purposes, the Partnership recognized a gain of $1,851,232 from the sale of this property.

(d) In June 1997, the Partnership sold the Cedar Creek - Phase II Apartments in an all cash sale for $3,967,347. From the proceeds of the sale, the Partnership paid $2,742,381 to the third party mortgage holder in full satisfaction of the first mortgage loan, $54,847 in prepayment penalties and $96,138 in selling costs. The basis of the property was $1,834,642, which is net of accumulated depreciation of $3,043,064. For financial statement purposes, the Partnership recognized a gain of $2,036,567 from the sale of this property.

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

11. Contingency:

The Partnership is currently involved in a lawsuit Masri vs. Lehman Brothers, Inc., et. al., whereby the Partnership and certain affiliates were named as defendants alleging claims involving certain state securities and common law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not been certified in the action and, no determinations upon any significant issues have been made. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.