Form 10-Q
period 1999-03-31
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1999-05-07
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                1999            1998
                                           --------------- ---------------
Cash and cash equivalents                  $      856,974  $      882,940
Prepaid expenses                                    1,896
Accrued interest receivable                         3,455           3,780
                                           --------------- ---------------
                                           $      862,325  $      886,720
                                           =============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       18,465  $       28,259
Due to affiliates                                  24,600          22,085
                                           --------------- ---------------
     Total liabilities                             43,065          50,344
                                           --------------- ---------------

Commitments and contingencies

Limited Partners' capital (30,005
  Interests issued and outstanding)               839,896         857,012
General Partner's deficit                         (20,636)        (20,636)
                                           --------------- ---------------
     Total partners' capital                      819,260         836,376
                                           --------------- ---------------
                                           $      862,325  $      886,720
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                                1999            1998
                                           --------------- ---------------
Income:
  Interest on short-term investments       $       10,330  $       12,971
                                           --------------- ---------------
    Total income                                   10,330          12,971
                                           --------------- ---------------
Expenses:
  Property operating                                               30,810
  Administrative                                   27,446          68,297
                                           --------------- ---------------
    Total expenses                                 27,446          99,107
                                           --------------- ---------------
Net loss                                   $      (17,116) $      (86,136)
                                           =============== ===============
Net loss allocated to General Partner               None            None
                                           =============== ===============
Net loss allocated to Limited Partners     $      (17,116) $      (86,136)
                                           =============== ===============
Net loss per Limited Partners Interest
  (30,005 issued and outstanding) - Basic
  and Diluted                              $        (0.57) $        (2.87)
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                1999            1998
                                           --------------- ---------------
Operating activities:
  Net loss                                 $      (17,116) $      (86,136)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Net change in:
      Accounts and accrued interest
        receivable                                    325          20,798
      Prepaid expenses                             (1,896)         (1,702)
      Accounts payable                             (9,794)            233
      Due to affiliates                             2,515           5,451
                                           --------------- ---------------
    Net cash used in operating activities         (25,966)        (61,356)
                                           --------------- ---------------

Net change in cash and cash equivalents           (25,966)        (61,356)

Cash and cash equivalents at beginning
  of period                                       882,940       1,002,912
                                           --------------- ---------------
Cash and cash equivalents at end of period $      856,974  $      941,556
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 are:


                                         Paid      Payable
                                       ----------  --------
     Reimbursement of expenses to
       the General Partner, at cost     $9,658     $24,600

4. Contingency:

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

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. As of March 31, 1999, the Partnership had no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------
The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. In addition, the Partnership paid property operating expenses in 1998 relating to properties sold in prior years. Primarily as a result of these property operating expenses paid in 1998 and lower administrative expenses in 1999, the Partnership's net loss decreased during 1999 as compared to 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

As a result of lower average cash balances, interest income on short-term investments decreased during 1999 when compared to 1998.

During 1998, the Partnership paid property operating expenses related to three of the properties sold in 1997.

Primarily due to a decrease in accounting fees, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $26,000 as of March 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

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



Date: May 7, 1999
      -----------