Form 10-Q
period 1999-06-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1999-08-09
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999
                               --------------
                                      OR

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

                     BALCOR EQUITY PROPERTIES LTD. - VIII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                1999            1998
                                           --------------- ---------------
Cash and cash equivalents                  $      834,360  $      882,940
Accrued interest receivable                         3,221           3,780
                                           --------------- ---------------
                                           $      837,581  $      886,720
                                           =============== ===============



                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       12,399  $       28,259
Due to affiliates                                  21,634          22,085
                                           --------------- ---------------
     Total liabilities                             34,033          50,344
                                           --------------- ---------------
Commitments and contingencies

Limited Partners' capital
  (30,005 Interests issued and
  outstanding)                                    824,184         857,012
General Partner's deficit                         (20,636)        (20,636)
                                           --------------- ---------------
     Total partners' capital                      803,548         836,376
                                           --------------- ---------------
                                           $      837,581  $      886,720
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                1999            1998
                                           --------------- ---------------
Income:
  Interest on short-term investments       $       20,195  $       25,246
                                           --------------- ---------------
    Total income                                   20,195          25,246
                                           --------------- ---------------
Expenses:
  Property operating                                               30,810
  Administrative                                   53,023         100,275
                                           --------------- ---------------
    Total expenses                                 53,023         131,085
                                           --------------- ---------------
Net loss                                   $      (32,828) $     (105,839)
                                           =============== ===============
Net loss allocated to General Partner               None            None
                                           =============== ===============
Net loss allocated to Limited Partners     $      (32,828) $     (105,839)
                                           =============== ===============
Net loss per Limited Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                      $        (1.09) $        (3.53)
                                           ===============================

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1999 and 1998
                                  (Unaudited)


                                                1999            1998
                                           --------------- ---------------
Income:
  Interest on short-term investments       $        9,865  $       12,275
                                           --------------- ---------------
    Total income                                    9,865          12,275
                                           --------------- ---------------
Expenses:
  Administrative                                   25,577          31,978
                                           --------------- ---------------
    Total expenses                                 25,577          31,978
                                           --------------- ---------------
Net loss                                   $      (15,712) $      (19,703)
                                           =============== ===============
Net loss allocated to General Partner               None            None
                                           =============== ===============
Net loss allocated to Limited Partners     $      (15,712) $      (19,703)
                                           =============== ===============
Net loss per Limited Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                      $        (0.52) $        (0.66)
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                1999            1998
                                           --------------- ---------------
Operating activities:
  Net loss                                 $      (32,828) $     (105,839)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
        Accounts and accrued interest
          receivable                                  559          21,101
        Accounts payable                          (15,860)        (17,297)
        Due to affiliates                            (451)         13,830
                                           --------------- ---------------
  Net cash used in operating activities           (48,580)        (88,205)
                                           --------------- ---------------

Net change in cash and cash equivalents           (48,580)        (88,205)
Cash and cash equivalents at beginning
    of year                                       882,940       1,002,912
                                           --------------- ---------------

Cash and cash equivalents at end of period $      834,360  $      914,707
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1999 were:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
       the General Partner, at cost     $ 19,144    $ 9,486     $ 21,634


4. Contingencies:

(a) The Partnership is currently involved in a lawsuit Masri vs. Lehman Brothers, Inc., et. al., whereby the Partnership and certain affiliates were named as defendants alleging claims involving certain state securities and common law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The

defendants continue to vigorously contest this action. A plaintiff class has not been certified in the action and, no determinations upon any significant issues have been made. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

(b) In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. The defendants intend to vigorously contest this action. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. As of June 30, 1999, the Partnership had no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------
The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. In addition, the Partnership paid property operating expenses in 1998 relating to properties sold in prior years. Primarily as a result of the property operating expenses paid in 1998 and lower administrative expenses in 1999, the Partnership's net loss decreased during the six months and quarter ended June 30, 1999 as compared to the same periods in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to the six months and quarters ended June 30, 1999 and 1998.

Primarily as a result of lower interest rates during 1999, interest income on short-term investments decreased during 1999 when compared to 1998.

During the first quarter of 1998, the Partnership paid property operating expenses related to three of the properties sold in 1997.

Primarily due to a decrease in accounting fees, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $49,000 as of June 30, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, these surveys and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of June 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the third quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000 which will be updated by September 30, 1999 based on the results of further surveys, discussions and testing of systems, where applicable. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor
----------------------------------------------------------------
Company, et al.
---------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH08972). The Partnership, twenty-one additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, other affiliated entities and one individual are named defendants in this action. Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A briefing schedule on this motion has not yet been set.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1999.

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



Date: August 9, 1999
      --------------