Form 10-Q
period 1999-09-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 1999-11-09
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                 1999            1998
                                             ------------    ------------
Cash and cash equivalents                   $    826,009    $    882,940
Accrued interest receivable                        3,464           3,780
                                             ------------    ------------
                                            $    829,473    $    886,720
                                             ============    ============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     15,641    $     28,259
Due to affiliates                                 24,876          22,085
                                             ------------    ------------
     Total liabilities                            40,517          50,344
                                             ------------    ------------
Commitments and contingencies

Limited Partners' capital
  (30,005 Interests issued and
  outstanding)                                   809,592         857,012
General Partner's deficit                        (20,636)        (20,636)
                                             ------------    ------------
     Total partners' capital                     788,956         836,376
                                             ------------    ------------
                                            $    829,473    $    886,720
                                             ============    ============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1999 and 1998
                                  (Unaudited)

                                                 1999            1998
                                             ------------    ------------
Income:
  Interest on short-term investments       $      30,525   $      37,489
                                             ------------    ------------
    Total income                                  30,525          37,489
                                             ------------    ------------
Expenses:
  Property operating                                              30,810
  Administrative                                  77,945         130,835
                                             ------------    ------------
    Total expenses                                77,945         161,645
                                             ------------    ------------
Net loss                                    $    (47,420)   $   (124,156)
                                             ============    ============
Net loss allocated to General Partner               None            None
                                             ============    ============
Net loss allocated to Limited
  Partners                                  $    (47,420)   $   (124,156)
                                             ============    ============
Net loss per Limited
  Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                       $      (1.58)   $      (4.14)
                                             ============    ============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1999 and 1998
                                  (Unaudited)


                                                 1999            1998
                                             ------------    ------------
Income:
  Interest on short-term investments       $      10,330   $      12,243
                                             ------------    ------------
    Total income                                  10,330          12,243
                                             ------------    ------------
Expenses:
  Administrative                                  24,922          30,560
                                             ------------    ------------
    Total expenses                                24,922          30,560
                                             ------------    ------------
Net loss                                   $     (14,592)  $     (18,317)
                                             ============    ============
Net loss allocated to General Partner               None            None
                                             ============    ============
Net loss allocated to Limited
  Partners                                  $    (14,592)   $    (18,317)
                                             ============    ============
Net loss per Limited
  Partnership Interest
  (30,005 issued and outstanding)
  - Basic and Diluted                       $      (0.49)   $      (0.61)
                                             ============    ============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1999 and 1998
                                  (Unaudited)

                                                1999            1998
                                             ------------    ------------
Operating activities:
  Net loss                                  $    (47,420)   $   (124,156)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Net change in:
        Accounts and accrued interest
          receivable                                 316          21,121
        Accounts payable                         (12,618)        (13,153)
        Due to affiliates                          2,791          18,641
                                             ------------    ------------
  Net cash used in operating activities          (56,931)        (97,547)
                                             ------------    ------------
Net change in cash and cash equivalents          (56,931)        (97,547)
Cash and cash equivalents at beginning
    of period                                    882,940       1,002,912
                                             ------------    ------------
Cash and cash equivalents at end of period  $    826,009    $    905,365
                                             ============    ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1999 were:

                                             Paid
                                    -----------------------
                                     Nine Months   Quarter   Payable
                                    ------------- --------- ---------
     Reimbursement of expenses to
       the General Partner, at cost     $ 22,793   $ 3,649  $ 24,876

4. Contingencies:

(a) The Partnership is currently involved in a lawsuit Masri vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates were named as defendants alleging claims involving certain state securities and common law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not been certified in the action and, no determinations upon any significant issues have been made. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

(b) In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al.

whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999, a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. The defendants intend to vigorously contest these actions. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. As of September 30, 1999, the Partnership had no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------
The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. In addition, the Partnership paid property operating expenses in 1998 relating to properties sold in prior years. Primarily as a result of lower administrative expenses in 1999, the Partnership's net loss decreased during the nine months and quarter ended September 30, 1999 as compared to the same periods in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to the nine months and quarters ended September 30, 1999 and 1998.

Primarily as a result of lower interest rates during 1999, interest income on short-term investments decreased during 1999 as compared to 1998.

During the first quarter of 1998, the Partnership paid property operating expenses related to three of the properties sold in 1997.

Primarily due to a decrease in accounting fees and portfolio management fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $57,000 as of September 30, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

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

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors has involved soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from each of these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and is relying on statements from these vendors without independent verification, these surveys, testing of systems, where applicable and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of September 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the fourth quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor
----------------------------------------------------------------
Company, et al.
---------------

On May 7, 1999, a proposed class action complaint was filed, and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 06972). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A hearing date on the motion has not yet been set. On September 20, 1999 the Sandra Dee case described below was consolidated with this case. Future reports to investors will report only the consolidated case.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On June 1, 1999, a proposed class action complaint was filed, and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al. complaint filed in May 1999. The complaint alleges breach of fiduciary duties and breach of contract under

The partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. The defendants filed on September 15, 1999 a motion to consolidate this case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case. Future reports to investors will report only the consolidated case. On September 15, 1999, the defendants also filed a Motion to Dismiss the complaint.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The defendants believe that they have meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1999.

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



Date: November 9, 1999
      ----------------