Form 10-K
period 1999-12-31
BALCOR EQUITY PROPERTIES LTD-VIII
filed 2000-03-29
CIK 310614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999
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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all its interests in real estate. The Registrant sold its final real estate investment in July 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the Masri lawsuit discussed in "Item
3. Legal Proceedings." Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

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

Item 2. Properties
------------------

As of December 31, 1999, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3. Legal Proceedings
-------------------------

Raymond Masri vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, twelve additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc., (together with the Partnership, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs. No activity occurred on this matter during 1999.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims.

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et
-----------------------------------------------------------------------------
al.
---
Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08972). The General Partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one additional limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships.

On June 1, 1999, a proposed class action complaint was filed and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al. complaint filed in May 1999. The defendants filed on September 15, 1999 a motion to consolidate the Dee case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case.

The complaints allege breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. complaints seek the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaints also seek compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation.

The defendants filed motions to dismiss the complaints on July 14, 1999 and on September 15, 1999. On January 19, 2000 a hearing on the motions was held and the class allegations in the complaints were struck regarding the Partnership and ten of the Affiliated Partnerships in which plaintiffs do not own interests. In all other respects, the motions to dismiss were denied. While the court directed the plaintiffs to file an amended complaint by February 18, 2000, as of this date they have yet to do so.

The defendants intend to vigorously contest this action. No class has been certified as of this date.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1999.

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

As of December 31, 1999, the number of record holders of Limited Partnership Interests of the Registrant was 2,793.

Item 6. Selected Financial Data
-------------------------------

                                    Year ended December 31,
                    ----------------------------------------------------------
                      1999         1998         1997          1996     1995
                    ----------     --------    ----------   -------- --------

Total income          $41,311      $49,015    $2,054,040 $5,117,065 $6,043,472
(Loss) income
  before gain
  on sales of
  properties and
  extraordinary
  item                (66,660)    (119,947)   (717,805)    (444,820)   135,417
Net (loss) income     (66,660)    (119,947)   8,409,487    5,574,237   135,417
Net (loss) income
  per Limited
  Partnership
  Interest-Basic
  and Diluted           (2.22)      (4.00)      275.35     183.92         4.47
Total assets           823,637     886,720   1,028,006 10,225,202   12,335,453
Mortgage notes
  payable                None         None        None 12,028,777   15,212,762
Distributions
  per Limited
  Partnership
  Interest (A)           None         None      167.00     147.50       100.57

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


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

The operations of Balcor Equity Properties Ltd.-VIII (the "Partnership") in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. Primarily as a result of lower administrative expenses in 1999, the Partnership's net loss decreased during 1999 as compared to 1998. The Partnership sold its four remaining properties in 1997 and recognized gains in connection with the sales, which resulted in the Partnership recognizing net income during 1997. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Primarily as a result of lower interest rates during 1999, interest income on short-term investments decreased during 1999 as compared to 1998.

During 1998, the Partnership paid property operating expenses related to three of the properties sold in 1997.

Primarily due to a decrease in accounting and legal fees, administrative expenses decreased during 1999 as compared to 1998.

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

Higher average cash balances were available for investment during 1997 due to proceeds retained from the sale of the Greentree Village Apartments in 1996 for working capital requirements and proceeds received in connection with the 1997 sales of the Cedar Creek Phases I and II and Walnut Hills Phases I and II apartment complexes prior to distribution to Limited Partners in August 1997. As a result, interest income on short-term investments decreased during 1998 when compared to 1997.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $64,000 as of December 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Masri lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

The Partnership made a distribution of Net Cash Proceeds in 1997 totaling $167.00 per Limited Partnership Interest. See Statement of Partners' Capital (Deficit) for additional information. The Partnership made no distributions in 1999 or 1998.

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

The Partnership believes that its key vendors were Year 2000 compliant with respect to the Partnership's operations as of December 31, 1999 and that there was no material effect on the business, financial position or results of operations of the Partnership related to Year 2000 issues.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax return is summarized as follows:

                              December 31, 1999        December 31, 1998
                              -----------------------  ---------------------
                              Financial      Tax       Financial      Tax
                              Statements     Returns   Statements     Returns
                              ------------   --------  -----------    --------

Total assets                   $823,637    $4,420,690   $886,720    $4,484,666
Partners' (deficit)
  capital accounts:
    General Partner            (20,636)      (13,264)   (20,636)      (13,264)
    Limited Partners           790,352      4,380,026    857,012     4,447,581
Net (loss) income:
    General Partner               None          None        None         7,372
    Limited Partners           (66,660)      (67,555)   (119,947)    (122,409)
    Per Limited Part-
      nership Interest           (2.22)(A)     (2.25)      (4.00)(A)    (4.08)

(A)  Amount represents basic and diluted net loss per Limited Partnership
Interest.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor BRI Partners-79, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                            OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 52) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Jayne A. Kosik (age 42) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1999 except that Mr. Meador is named, in his capacity as an officer of Balcor, as a defendant in the Madison/Dee lawsuit described in "Item
3. Legal Proceedings".

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

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 52 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(4) Certificate of Limited Partnership set forth in Exhibit 4 to Amendment
No. 2 to the Registrant's Registration Statement on Form S-11 dated February 26, 1980 (Registration No. 2-63821) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-9541) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1999.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BALCOR EQUITY PROPERTIES LTD.-VIII

     By:  /s/Jayne A. Kosik
          -----------------------------------
          Jayne A. Kosik
          Senior Managing Director and Chief
          Financial Officer (Principal
          Accounting and Financial Officer) of
          BRI Partners-79, the General Partner

Date: March 28, 2000
    --------------------

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
/s/Thomas E. Meador                                         March 28, 2000
--------------------                                        --------------
   Thomas E. Meador

                         Senior Managing Director, and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer) of
                         BRI Partners-79, the General Partner

/s/Jayne A. Kosik                                           March 28, 2000
--------------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1999 and 1998

Statements of Partners' Capital (Deficit), for the years ended December 31, 1999, 1998 and 1997

Statements of Income and Expenses, for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows, for the years ended December 31, 1999, 1998 and 1997

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Properties Ltd.-VIII:

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Equity Properties Ltd.-VIII An Illinois Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership no longer has an ownership interest in any real estate investment. As described in Note 11, the Partnership has contingencies related to litigation. Upon resolution of the litigation contingency matters, the Partnership intends to cease operations and dissolve.


PricewaterhouseCoopers LLP


Chicago, Illinois
March 28, 2000

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                                    BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS

                                                1999             1998
                                          ---------------  ---------------
Cash and cash equivalents                  $     819,148    $     882,940
Accounts and accrued interest receivable           4,489            3,780
                                          ---------------  ---------------
                                           $     823,637    $     886,720
                                          ===============  ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      21,174    $      28,259
Due to affiliates                                 32,747           22,085
                                          ---------------  ---------------
     Total liabilities                            53,921           50,344
                                          ---------------  ---------------
Commitments and contingencies

Limited Partners' capital
 (30,005 Interests issued and outstanding)       790,352          857,012
General Partner's deficit                        (20,636)         (20,636)
                                          ---------------  ---------------
     Total partner's capital                     769,716          836,376
                                          ---------------  ---------------
                                           $     823,637    $     886,720
                                          ===============  ===============


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL(DEFICIT)
             for the years ended December 31, 1999, 1998 and 1997


                                   Partners' Capital(Deficit) Accounts
                              --------------------------------------------
                                                 General        Limited
                                   Total         Partner        Partners
                              -------------- -------------- --------------
Balance at December 31, 1996  $  (2,442,329) $    (168,303) $  (2,274,026)

Cash distributions (A)           (5,010,835)                   (5,010,835)

Net income for the year
  ended December 31, 1997         8,409,487        147,667      8,261,820
                              -------------- -------------- --------------
Balance at December 31, 1997        956,323        (20,636)       976,959

Net loss for the year
  ended December 31, 1998          (119,947)                     (119,947)
                              -------------- -------------- --------------
Balance at December 31, 1998        836,376        (20,636)       857,012

Net loss for the year
  ended December 31, 1999           (66,660)                      (66,660)
                              -------------- -------------- --------------
Balance at December 31, 1999  $     769,716  $     (20,636) $     790,352
                              ============== ============== ==============

(A) Summary of cash distributions paid per Limited Partnership Interest:


                                    1999           1998           1997
                                ------------   ------------   ------------

First Quarter                           None           None           None
Second Quarter                          None           None           None
Third Quarter                           None           None        $167.00
Fourth Quarter                          None           None           None


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997


                                    1999           1998           1997
                              -------------- -------------- --------------
Income:
  Rental and service                                        $   1,904,016
  Interest on short-term
    investments               $      41,311  $      49,015        133,199
  Other                                                            16,825
                              -------------- -------------- --------------
    Total income                     41,311         49,015      2,054,040
                              -------------- -------------- --------------

Expenses:
  Interest on mortgage notes
    payable                                                       555,453
  Depreciation                                                    231,604
  Amortization of deferred
    expenses                                                       25,170
  Property operating                                29,219      1,339,012
  Real estate taxes                                               234,376
  Property management fees                                         95,944
  Administrative                    107,971        139,743        290,286
                              -------------- --------------- -------------
    Total expenses                  107,971        168,962      2,771,845
                              -------------- --------------- -------------
Loss before gain on sales
  of properties and
  extraordinary item                (66,660)      (119,947)      (717,805)

Gain on sales of properties                                     9,635,582
                              -------------- ---------------- ------------
(Loss) income before
  extraordinary item                (66,660)      (119,947)     8,917,777

Extraordinary item:
  Debt extinguishment
    expense                                                      (508,290)
                              -------------- -------------- --------------
Net (loss) income             $     (66,660) $    (119,947) $   8,409,487
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)


                                    1999           1998           1997
                              -------------- -------------- --------------
(Loss) income before
  extraordinary item allocated
  to General Partner                   None           None  $     156,594
                              ============== ============== ==============
(Loss) income before
  extraordinary item allocated
  to Limited Partners         $     (66,660) $    (119,947) $   8,761,183
                              ============== ============== ==============
(Loss) income before
  extraordinary item per
  Limited Partnership
  Interest (30,005 issued
  and outstanding) - Basic
  and Diluted                 $       (2.22) $       (4.00) $      291.99
                              ============== ============== ==============
Extraordinary item
  allocated to General
  Partner                              None           None  $      (8,927)
                              ============== ============== ==============
Extraordinary item
  allocated to Limited
  Partners                             None           None  $    (499,363)
                              ============== ============== ==============
Extraordinary item per
  Limited Partnership
  Interest (30,005 issued
  and outstanding) - Basic
  and Diluted                          None           None  $      (16.64)
                              ============== ============== ==============
Net (loss) income allocated to
  General Partner                      None           None  $     147,667
                              ============== ============== ==============
Net (loss) income allocated
  to Limited Partners         $     (66,660) $    (119,947) $   8,261,820
                              ============== ============== ==============
Net (loss) income per Limited
  Partnership Interest
  (30,005 issued and
  outstanding) - Basic
  and Diluted                 $       (2.22) $       (4.00) $      275.35
                              ============== ============== ==============


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997


                                    1999           1998           1997
                              -------------- -------------- --------------
Operating activities:
  Net (loss) income           $     (66,660) $    (119,947) $   8,409,487
  Adjustments to reconcile
   net (loss) income to net
   cash used in operating
   activities:
     Gain on sales of
       properties                                              (9,635,582)
     Debt extinguishment
       expense                                                    268,717
     Depreciation of
       properties                                                 231,604
     Amortization of
       deferred expenses                                           25,170
     Net change in:
       Escrow deposits -
         unrestricted                                             742,334
       Accounts and
         accrued interest
         receivable                    (709)        21,314        169,069
       Prepaid expenses                                            53,417
       Accounts payable              (7,085)         8,002        (24,863)
       Due to affiliates             10,662        (29,341)        (2,303)
       Accrued liabilities                                       (463,870)
       Security deposits                                          (76,035)
                              --------------- --------------- ------------
  Net cash used in
    operating activities            (63,792)      (119,972)      (302,855)
                              --------------- --------------- ------------
Investing activities:
  Proceeds from sales of
    properties                                                 17,200,000
  Payment of selling costs                                       (442,839)
  Funding of escrow in con-
    nection with the sale
    of real estate                                               (100,000)
  Release of escrow in con-
    nection with the sale
    of real estate                                                100,000
                                                            --------------
  Net cash provided by
    investing activities                                       16,757,161
                                                            --------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES, LTD. - VIII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)

                                    1999           1998           1997
                              --------------- ------------- --------------
Financing activities:
  Distribution to
    Limited Partners                                         $ (5,010,835)
  Repayment of mortgage
    notes payable                                             (11,978,663)
  Principal payments on
    mortgage notes payable                                        (50,114)
                                                            --------------
  Net cash used in
    financing activities                                      (17,039,612)
                                                            --------------
Net change in cash and
  cash equivalents             $    (63,792)  $   (119,972)      (585,306)

Cash and cash equivalents
  at beginning of year              882,940      1,002,912      1,588,218
                              --------------- -------------- -------------
Cash and cash equivalents
  at end of year               $    819,148   $    882,940   $  1,002,912
                              =============== ============== =============


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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in July 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Masri lawsuit discussed in Note 11 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

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

(f) In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership Agreement, the (loss) income allocations have been adjusted.

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

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year ended December 31, 1997. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

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

5. Mortgage Notes Payable:

During 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $555,453.

6. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1999 in the financial statements is $895 less than the tax loss for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                               Year Ended    Year Ended       Year Ended
                                12/31/99       12/31/98        12/31/97
                              -------------- -------------- --------------
                              Paid   Payable Paid   Payable Paid   Payable
                              ----- -------- -----  ------- -----  -------

Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting                $7,726  $9,151 $8,895 $3,524  $19,966 $10,873
    Data processing            4,798   4,905  2,328    872    4,074   1,456
    Legal                      3,713   4,427  9,785  4,119   17,165   9,347
    Portfolio management      11,690  14,264 22,201 13,570   41,362  22,181
    Other                       None    None  7,569   None   13,900   7,569

Subject to the provisions of the partnership agreement, the Partnership has agreed to advance the legal fees incurred by the General Partner in defending the Madison Partnership lawsuit discussed in Note 11 of Notes to Financial Statements.

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

10.  Extraordinary Item:

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

11. Contingencies:

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

(b) In May 1999, a lawsuit was filed, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the General Partner and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999, a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. On January 19, 2000, a hearing was held on the defendants' motion to dismiss the complaint; at the hearing the class allegations were struck regarding eleven of the partnerships, including the Partnership. The defendants intend to vigorously contest these actions. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.