Form 10-Q
period 2000-06-30
BALCOR EQUITY PROPERTIES LTD-VIII
filed 2000-08-11
CIK 310614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000
                               -------------
                                      OR

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

                               BALANCE SHEETS
                     June 30, 2000 and December 31, 1999

                                 (Unaudited)

                                   ASSETS


                                            2000               1999
                                         -----------        -----------
Cash and cash equivalents                $  751,082         $  819,148
Accounts and accrued interest receivable      3,877              4,489
                                         -----------        -----------
                                         $  754,959         $  823,637
                                         ===========        ===========


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $   15,053         $   21,174
Due to affiliates                             7,798             32,747
                                         -----------        -----------
    Total liabilities                        22,851             53,921
                                         -----------        -----------
Commitments and contingencies

Limited Partners' capital (30,005
  Interests issued and outstanding)         752,744            790,352
General Partner's deficit                   (20,636)           (20,636)
                                         -----------        -----------
    Total partners' capital                 732,108            769,716
                                         -----------        -----------
                                         $  754,959         $  823,637
                                         ===========        ===========

The accompanying notes are an integral part of the financial statements.

                   BALCOR EQUITY PROPERTIES, LTD. - VIII
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                   2000           1999
                                                -----------    -----------
Income:
  Interest on short-term investments            $   22,599     $   20,195
                                                -----------    -----------
    Total income                                    22,599         20,195
                                                -----------    -----------
Expenses:
  Administrative                                    60,207         53,023
                                                -----------    -----------
    Total expenses                                  60,207         53,023
                                                -----------    -----------
Net loss                                        $  (37,608)    $  (32,828)
                                                ===========    ===========
Net loss allocated to General Partner                 None           None
                                                ===========    ===========
Net loss allocated to Limited Partners          $  (37,608)    $  (32,828)
                                                ===========    ===========
Net loss per Limited Partnership Interest
  (30,005 issued and oustanding) -
  Basic and Diluted                             $    (1.25)    $    (1.09)
                                                ===========    ===========

The accompanying notes are an integral part of the financial statements.

                   BALCOR EQUITY PROPERTIES, LTD. - VIII
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 2000 and 1999
                                (Unaudited)


                                                    2000          1999
                                                 -----------   -----------
Income:
  Interest on short-term investments             $   11,645    $    9,865
                                                 -----------   -----------
    Total income                                     11,645         9,865
                                                 -----------   -----------
Expenses:
  Administrative                                     32,954        25,577
                                                 -----------   -----------
    Total expenses                                   32,954        25,577
                                                 -----------   -----------
Net loss                                         $  (21,309)   $  (15,712)
                                                 ===========   ===========
Net loss allocated to General Partner                  None          None
                                                 ===========   ===========
Net loss allocated to Limited Partners           $  (21,309)   $  (15,712)
                                                 ===========   ===========
Net loss per Limited Partnership Interest
  (30,005 issued and oustanding) -
  Basic and Diluted                              $    (0.71)   $    (0.52)
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                   BALCOR EQUITY PROPERTIES, LTD. - VIII
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                    2000           1999
                                                 -----------    -----------
Operating activities:
  Net loss                                       $  (37,608)    $  (32,828)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                    612            559
        Accounts payable                             (6,121)       (15,860)
        Due to affiliates                           (24,949)          (451)
                                                 -----------    -----------
  Net cash used in operating activities             (68,066)       (48,580)
                                                 -----------    -----------
Net change in cash and cash equivalents             (68,066)       (48,580)

Cash and cash equivalents at beginning
  of year                                           819,148        882,940
                                                 -----------    -----------
Cash and cash equivalents at end of period       $  751,082     $  834,360
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 2000, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 2000 are:

                                              Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost    $ 40,462      $ 10,470    $ 7,798

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

                      BALCOR EQUITY PROPERTIES LTD.-VIII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties Ltd.-VIII (the "Partnership") was formed in 1979 to invest in and operate income-producing real property. The Partnership raised $30,005,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments. The Partnership sold its final real estate investment in July 1997.

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

As a result of higher interest rates, interest income on short-term investments increased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Primarily due to an increase in printing costs and accrued legal fees, administrative expenses increased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $68,000 as of June 30, 2000 as compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

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

Limited Partners have received distributions totaling $622.57 per $1,000 Interest, as well as certain tax benefits. Of this amount, $173.33 represents Cash Flow from operations and $449.24 represents Net Cash Proceeds. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 2000.

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



Date: August 11, 2000
      --------------------